Form 10KSB/A
period 1996-12-31
GOUNG HEI INVESTMENT CO LTD
filed 1997-03-19
CIK 1023877

March 13, 1997


Ms. Dorine H. Miller
Mr. Dennis Muse
Securities and Exchange Commission
Division of Corporation Finance
Mail Stop 7-2
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re: Staff Comments to the Registration Statement on Form 10 of Goung Hei Investment Co. file no. 0-21457

Ladies and Gentlemen:

I have filed the necessary copies of Amendment No. 1 to the Registration Statement on Form 10 (the "Registration Statement") of Goung Hei Investment Co., Ltd. (the "Company"). I am enclosing a marked copy of the Registration Statement with this letter for your review. All page references in this letter refer to the marked copy of the Registration Statement. This letter responds to the staff's comments of November 8, 1996.



Item 1. Description of Business

Background - Page 1

Comment           1.  The  Company  has  made  revisions  to  the   registration
                  statement in accordance with your comment. See pages 2-3.

Comment           2.  The  Company  has  made  revisions  to  the   registration
                  statement in accordance with your comment. See page 2.

Comment           3.  The  Company  has  made  revisions  to  the   registration
                  statement in accordance with your comment. See page 2.

Comment           4.  The  Company  has  made  revisions  to  the   registration
                  statement in accordance with your comment. See page 3.

Comment           5.  The  Company  has  made  revisions  to  the   registration
                  statement in accordance with your comment. See page 3.

General, page 3
---------------

Comment           6.  The  Company  has  made  revisions  to  the   registration
                  statement in accordance with your comment. See page 4.

Products, Page 4

Comment           7.  The  Company  has  made  revisions  to  the   registration
                  statement in accordance with your comment. See page 4.

Comment 8. The Company has filed all appropriate agreements and documents between the Company and its principal customers. See
                  Exhibit 10-2 and 10-3.

Customers, page 4

Comment 9.

     Goung Lee Construction Co., Ltd. is the 3rd largest construction company in Taiwan. It has formed technical cooperation agreement with Yokohawa Bridge corp., of Japan and it produces bridges, high-rise buildings and other general-purpose steel structures. It has received the Chinese National Standard
(CNS) certificate issued by Central Standard Bureau of Taiwan.
     Goung Lee has completed the following constructions: China steel corporation 2nd and 3rd phase expansion project, Kaohsiung. Taiwan Chemical Corporation, Long-Der Power Plant Steelworks, E-lan, Tuntex Group Stainless Steel Plant, Tainan, Tuntex Petro-Chemicals, Inc., Tainan, Da-Chin Automobile Plant, Pingtung, Hong-Chung business plaza, Kaohsiung, Tuntex Group Oriental Science Building, Taipei, Golden Sand International Building, taichung, Core Pacific Construction CO., Chu-Wei building Taipei, Long-Yang plaza, Kaohsiung, Kung-Kuan circle interchange steel briddge, Taipei, Taiwan highway bureau road #5 steel bridge, Taipei.
     Goung Lee has enjoyed consistent growth in revenues and profits. The relative data and financial ratio analysis statement are listed below:

Table 1 The Comparison Data Among the First Three Largest  Construction  Company
of R.O.C.                                                       Unit:  Ton

Year                             1994 year                 1993 year                          1992 year

Company              Production Growth Rate Sales Growth Rate Growth rate Sales Growth rate Production Sales Production
                                    (%)               (%)       (%)                (%)
Goung Lee                 39,771   86.71    36,245   73.80     20.45    20,854    44.83     17,684    14,399   21,301
Construction Co., Ltd
China Stee               l75,447    3.50    71,049   (8.66)   (42.72)   77,784   (38.15)   127,262   125,770   72,894
Constrution Co.
Chuen-Yuan                74,466   40.72     n/a       n/a    (13.61)   79,407    54.57     61,254    51,374   52,916
Construction Co.


Table 2 Financial ratio Statement

FINANCIAL ANALYSIS ITEM                      1995          1994
LIABILITY/TOTAL ASSETS                       67.11        65.75
LONG-TERM CAPITAL/FIXED ASSETS              132.88       115.46
CURRENT RATIO                               114.28        98.94
ACID RATIO                                   44.71        56.42
ACCOUNT & NOTE RECEIVABLE TURNOVER            4.55         4.24
INVENTORY TURNOVER                            0.74         0.80
FIXED ASSET TURNOVER                          0.86         0.56
TOTAL ASSET TURNOVER                          0.38         0.31
GROSS PROFIT(%)                               19.6         21.6
ASSET PROFIT RATIO(%)                         5.75         4.42
EQUITY RATIO(%)                               6.26         4.09
NET PROFIT(%)                                 4.96         3.75
E.P.S.                                        1.22         0.90

     Goung Lee onstruction Co., Ltd owns valuable experience in marketing (including dealing with the governmental agencies) while Qualyserve Construction co., Ltd. has comparative advantage in bridge-building field. Both sides could get profit through strategy alliance. According to the related statements (From the related data above we know that both sales and net profit of Goung Lee has improved for the last two years.) and investigation to Goung Lee Construction Co., Ltd, we feel quite comfortable to undertake construction projects from this company and make Goung Lee to be our principal customer.
     Since 1994, the cooperative relationship between Goung Lee and us has been well. The trading terms are acceptable and no unnormal events have happened. We enjoyed the harmonic relationship with Goung Lee so far.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Results of Operations, page 6

Comment 10.

The Company has made revisions to the registration statement in accordance with your comment. See pages 7 and 8.

Liquidity and Capital Resources

Comment 11. The Company has made revisions to the registration statement in accordance with your comment. See page 9.

Comment 12. The Company has made revisions to the registration statement in accordance with your comment. See page 9.

Comment 13. The Company has made revisions to the registration statement in accordance with your comment. See page 9.

Comment 14. The Company has made revisions to the registration statement in accordance with your comment. See page 8.

Item 4.  Security Ownership of Certain Beneficial Owners and Management, page 9

Comment 15. The Company has made revisions to the registration statement in accordance with your comment. See page 10.

Item 6.  Executive Compensation, page 13

Comment 16. The Company has made revisions to the registration statement in accordance with your comment. See page 14.

Item 7.  Certain Relationships and Related Transactions, page 13

Comment 17. The Company has made revisions to the registration statement in accordance with your comment. See page 14.

Item 9.  Market for Common Equity and Related Shareholder matters, page 13

Comment 18. The Company has made revisions to the registration statement in accordance with your comment. See page 14.

Item 10.  Recent Sales of Unregistered Securities, page 13

Comment 19. All of the former shareholders of Qualyserve had access to all of the information concerning the terms of the transaction between the Company and Qualyserve, and the Company obtained representations from each shareholders that he/she, was able to fend for themselves, was a sophisticated investor, and understood the risk for transactions of this type.

Accounting Comments

Selected Financial Data

Comment 20. The Company has made revisions to the Registration Statement in accordance with your comment. See Page

Item 2.  Management's Discussion and Analysis or Plan of Operations

Comment 21. The Company has made revisions to the registration statement in accordance with your comment See Page

Comment 22. The Company has made revisions to the registration statement in accordance with your comment. See pages 8 through 9.

Comment 23. The Company has made revisions to the registration statement in accordance with your comment. See page 8.

Comment 24. The Company has made revisions to the registration statement in accordance with your comment. See pages 9 through 10.

Comment 25. The Company has made revisions to the registration statement in accordance with your comment. See page 10.

Financial Statements

General

Comment 26.
(1) As of December 31, 1995, the amount borrowed from shareholders is US$15,488,815. Qualyserve Construction Co., Ltd., Kaohsiung has not paid off this loan. On April 30, 1996, the shareholders and Mr. Lu Cui-Kang, the representative of Goung Hei Investment Co., Ltd., (GoungHei) in West Samoa, reached the contract that the advances from shareholders was going to be converted to hold the stocks of equivalent value.
(2)  The  shareholders of Qualyserve  Constructin Co., Ltd.,  Kaohsiung,  taiwan
     (QCC) has transferred 99.7% of their stockholders equity (19,846,000 shares) to West Samoa Goung Hei Investment Corporation. The amount is US$13,449,007.(Net value)
(3) Company issued new 10,131,609 shares to Goung Hei's shareholders in exchange for all of Goung Hei's common stock (the capital stock is $30,000,000. $1 par value).
(4) To sum up, the Company shall become the owner of 100% of Goung Hei's outstanding common stock and the Goung Hei shall become the owner of 99.7% of Qualyserve construction Co., Ltd.

     The Company acquired the 99.7% common stock of Qualyserve by exchanging stock with Goung Hei. The pro forma combined statement is parent-subsidiary combined statement but merger combined statement. So it is not suitable to adopt general merger accounting method.

Goung Hei Investment Co., Ltd.

Comment 27. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Consolidated Pro forma Balance Sheet.

Comment 28. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Consolidated Pro forma Balance Sheet.


Comment 29. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Consolidated Proforma Statement of Income and Consolidated Proforma Statement of cash flow.

Comment 30. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Consolidated Proforma Statement of changes in stockholders.


Comment 31. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Consolidated Proforma Statement of changes in stockholders.


Comment 32. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Consolidated Proforma Statement of cash flows.


Comment 33. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions to the mistakes of registration statement. Please see the Goung Hei Investment Co., Ltd. and subsidiarty consolidated Proforma statement of cash flows.


Comment 34. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions to the mistakes of registration statement. Please see the Goung Hei Investment CO., Ltd. and Subsidiary Consolidated Proforma Statement of changes in stockholders.


Comment 35. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Note to Consolidated Proforma Statements note-2(K).


Comment 36. The Company has made revisions to the registration statement in accordance with your comment. There is no merger transaction between the Company and Qualyserve. The Compay acquired the 99.7% common stock of Qualyserve by exchanging stock with Goung Hei on May 6. The pro forma combined statement is parent-subsidiary ombined statement but merger combined statement. So it is not suitable to adopt general merger accounting method.


Comment 37. The Company has made revisions to the registration statement in accordance with your comment.There is no deferred charge. The company has made revisions to the mistakes of registration statement. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Note to Consolidated Proforma Statements.


Comment 38. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions to the mistakes of registration statement. Please se the Goung Hei Investment Co., Ltd. and Subsidiary Note to Consolidated Proforma Statemenst note-2(e).


Comment 39. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions to the mistakes of registration statement. Please see the Goung hei Investment Co., Ltd. and Subsidiary Note to Consolidated Proforma Statements note-12.

Comment 40. The Company has made revisions to the registration statement in accordance with your comment. Please see the Goung Hei Investment Co., Ltd. and Subsidiary Note to Consolidated Proforma Statements note-18.

Comment 41. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions to the mistakes of registration statement. Please see note-2(h) to Goung Hei Investment Co., Ltd. and Subsidiarty Consolidated Proforma Statements.


Comment 42. The Company has made revisions to the registration statement in accordance with your comment. See Note 5.

Comment 43. The Company has made revisions to the registration statement in accordance with your comment. Please refer to the answer of question 25.

          The Company has entered a contract of purhase of land and building in order to meet the future needs for business. The Contract is summarized as follows.

          1. Location: Land-Chaocho section, Pingtung County(55,393oT) Buidling #1148, Chaocho section, Pingtung County 12,468.86oT)

          2.Contractor Kunli building Co., Ltd.

          3. Contract price:US$42,707,554.23(Tax included)

          4. Title of properties: Except titles of land#33 and #40-27 have not transferred, titles for all the residual have been transferred.

          5. Evaluation: The fair market value for the land and building is evaluated. US$41,791,623.80

          6. As of December 31, 1995, US$41,267.763.65 has been paid.

     The value of the property was determined by property appraising center. The fair value is determined by cost less accumulate depreciation and the depreciation is provided on the straight line method.

Comment 44. The Company has made revisions to the registration statement in accordance with your comment. See Note 8.

Qualyserve Construction, Co.

Comment 45. The Company has made revisions to the registration statement in accordance with your comment.

Comment 46. The Company has made revisions to the registration statement in accordance with your comment.

Comment 47. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions of registration statement according to SFAS No. 121. Please see the Qualyserve construction Co., Ltd. financial statements note-2(g), note-16.


Comment 48. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions to the mistakes of registration statement. Please see the Notes to Qualyserve Construction Co. financial statements.


Comment 49. The Company has made revisions to the registration statement in accordance with your comment. The company has made revisions to the mistakes of registration statement. Please see the Qualyserve Construction, Co. financial statements notes 2(k).


Comment 50. The Company has made revisions to the registration statement in accordance with your comment. Please see the Qualyserve construction Co., Ltd. financial statements note-11, note-15

Comment 51. The Company has made revisions to the registration statement in accordance with your comment.

                 The mechanics of the calculation of the weighted avergae number of shares outstanding are below: Original shares number is 5,200,000 and the new (November ) issued 14,700,000 share. So the weighted avergae number of shares outstanding in December 31, 1995 is:

                 5,200,000 +14,700,000 *1/12=6,425,000 (shares)

                 Issuances of the company are all cash sales.


Comment 52. The Company has made revisions to the registration statement in accordance with your comment. See Schedule II.

Item 14.

Comment 53. The Company has made revisions to the registration statement in accordance with your comment. See page 18

Comment          54.  The  Company   has  made   revisions to the registration
                 statement in accordance with your comment. See page 18.

Comment          55. See Exhibit ___




Please call Morgan F. Johnston, Esq. at (214) 401-0752 with any questions or comments.

Sincerely,

/s/ Morgan F. Johnston

Morgan F. Johnston

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10/A-1



                   GENERAL FORM FOR REGISTRATION OF SECURITIES
              Under Section 12(b) or (g) of The Securities Exchange
                                   Act of 1934



                         GOUNG HEI INVESTMENT CO., LTD.
                         (Name of issuer in its charter)



           Delaware                                            75-2254391
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)


           236 Zen Lin Road, Zen Wu County, Kaohsiung, Taiwan, R.O.C.
               (Address of principal executive offices) (Zip code)


                    Issuer's telephone number: 8867-372-6088


           Securities to be registered under Section 12(b) of the Act:

               Title of each class              Name of each exchange on which
               to be so registered              each class is to be registered

                       none                                 none
         -------------------------               -----------------------------

         -------------------------               -----------------------------

           Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.00001 par value

ITEM 1.  DESCRIPTION OF BUSINESS

Background

         Goung Hei Investment Co., Ltd. was originally incorporated as Potentialistics, Inc. ("Potentialistics"), a wholly owned subsidiary of Texas American Group, Inc. ("TAG"), a publicly-owned corporation, in Delaware on October 12, 1988 as a "blind pool.". In April of 1989, TAG distributed 1,585,733 shares of its issued and outstanding common stock of Potentialistics to its shareholders pursuant to an effective registration statement on Form S-18. The amount distributed represented only five percent (5%) of the amount of common stock outstanding. The remaining outstanding stock was owned by TAG. TAG sold approximately 92% of the outstanding shares to a third party and Halter Capital Corporation, a Texas corporation, subsequently purchased this control block from such third party. Until the transaction with Goung Hei Investment Co., Ltd., a West Samoa corporation ("Goung Hei") described below, management of Halter Capital Corporation controlled and participated in the business operations of Potentialistics. Potentialistics has had no substantial operations or substantial assets since inception. Its business purpose was primarily to seek and acquire or merge with all types of business ventures. At the time of its organization, the authorized capital stock was 50,000,000 shares of common stock (the "Common Stock"), par value $.00001 per share and 10,000,000 shares of preferred stock (the "Preferred Stock"), par value $.00001 per share.

         Prior to the transaction with Goung Hei, Potentialistics did not engage in any business activities and the business purpose of Potentialistics was primarily to seek out and obtain an acquisition or merger transaction whereby its stockholders would benefit by owning an interest in a viable business enterprise. Since Potentialistics had no operations or significant assets, its principal potential for profits came solely from operations it would receive in an acquisition or merger transaction. A merger or acquisition transaction with Potentialistics would allow a privately held company to become a publicly held corporation with a broad shareholder base without experiencing the substantial time and filing requirements and financial expenditures imposed by federal and state securities laws.



          Potentialistics sought to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. The business objective of Potentialistics was to effect a business combination with a business which Potentialistics believes has significant growth potential. Potentialistics intended to utilize equity in affecting a business combination. As Potentialistics had no income or business operations from the date Tag distributed five percent of its stock to its shareholders, Potentialistics eventually lacked the resources to continue to file its public reports with the Securities and Exchange Commission ("SEC").As of April 30, 1991, Potentialistics ceased filing any reports with the Commission.


         In connection with the transaction with Goung Hei described below, Potentialistics amended its Articles of Incorporation to (1) effect a reverse split of Potentialistics' issued and outstanding Common Stock on the basis that each 15 shares then outstanding were converted into one share of Common Stock; and (2) change the name of Potentialistics to Goung Hei Investment Co., Ltd.

Transaction with Goung Hei Investment Co., Ltd.

         In June of 1996, Goung Hei obtained a controlling interest in Potentialistics by acquiring 1,416,667 shares, or approximately 84%, of the then issued and outstanding Common Stock of Potentialistics from Halter Capital Corporation. Halter Capital Corporation retained a small ownership interest in Potentialistics. All prior directors and officers of Potentialistics then resigned and were replaced by nominess selected by Goung Hei. No members of management who were involved with Potentialistics prior to the transaction with Goung Hei currently have any control or participate in the business operations of Potentialistics.

         As discussed above, the reason for entering into the transaction with Goung Hei was that Potentialistics sought to obtain an acquisition or merger transaction whereby its shareholders would benefit by owning an interest in a viable business enterprise. Specifically, Potentialistics desired to enter into a transaction with a company that either qualified, or would qualify, for listing on the Nasdaq National or SmallCap Market. Upon analysis of Goung Hei's business plans for Potentialistics (See "--Description of the Business"), it was determined that Goung Hei had specific plans for Potentialistics to meet the assets and net worth criteria to be listed on the Nasdaq National or SmallCap Market. For these reasons, Potentialistics believed it could best enhance shareholders' values by consummating the transaction with Goung Hei.

         On June 10,   1996,  Goung  Hei  caused  Potentialistics  to  acquire
Qualyserve Construction Co., Ltd. ("Qualyserve"), a privately held company that was incorporated in Taiwan. Potentialistics entered into a share exchange agreement by and among Potentialistics, Qualyserve and certain shareholders of Qualyserve whereby Potentialistics acquired 99.7% of the issued and outstanding common stock of Qualyserve in exchange for an aggregate of 19,846,000 shares of Common Stock. After the consummation of the transaction, the former Qualyserve shareholders owned 96.25% of Potentialistics' common stock and the balance is owned by the remaining shareholders. All references to the Company shall hereinafter refer to the business of the company after the transaction with Goung Hei, unless the context otherwise requires.

Restrictions on Shares held by Former Shareholders of Qualyserve

         All of the shares of the Company's common stock owned by the former shareholders of Qualyserve are "restricted securities" and under certain circumstances may in the future be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended. Rule 144 provides, among other things, that persons holding restricted securities for a period of two years may each sell in brokerage transactions every three months an amount equal to 1% of the Company' outstanding shares or the weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, whichever is greater. All of the shares held by former Qualyserve shareholders are not eligible for resale pursuant to Rule 144 until June of 1998. No prediction can be made as to the effect, if any, that sales of such shares or the availability of such shares for sale will have on the Company's market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for the Company's shares and could also impair the Company's ability to raise capital through the sale of its equity securities.

Description of the Company's Current Business

General - Manufacturing and Industry of Taiwan.
----------------------------------------------

         More than any other sector, industry (including manufacturing, mining, construction and utilities) has driven the growth of Taiwan's economy. During the nineties, manufacturing and industry has accounted for approximately 50% of it gross domestic product, produced virtually all of its exports and employs approximately 40% of its workforce. Manufacturing alone contributed approximately 38% of the gross domestic product, the largest single contributor in the entire economy and employs approximately 32% of its workforce.

         Manufacturing is expected to remain Taiwan's primary focus in the near future. While early on, Taiwan had problems with heavy industry as a result of environmental difficulties, stumbling privatization efforts and a lessening of international competitiveness due to increasing costs, such industries as steel have the opportunity for tremendous growth due to the growth in the construction industry (from a 1.3% share of gross domestic product in 1983 to approximately 5% in 1995). This growth is fueled by public sector infrastructure projects.

The Company

         The following description will refer to the Company's business after its acquisition of Qualyserve. Except where otherwise indicated, all references to share amounts of Common Stock reflect the one for 15 reverse split effected pursuant to the Stock Purchase Agreement.

         General

         In recent decades, tremendous economic growth has in large means ignited an immense flocking of people into urban areas. Since the urban land is limited, it is a necessity to construct tall buildings to allow for the limited area in which the people must occupy. However, Taiwan Island sits on the seismic zone and the steel structure, for its high strength and rigidity, is now commonly applied to the construction of the high-rise buildings. The steel structure, usually in the form of being prefabricated, renders tremendous saving in construction time and speeds up an early realization of capital return. Due to the scarcity of labor, the steel structure, designed and manufactured by automatic processing, presents a powerful competitive edge in the market. Therefore, because of the short supply of domestic land and the broad awareness of environment protection, the steel structure becomes the unique resolution for the building industry.

         Qualyserve Construction Co., Ltd., founded seven years ago, has commanded a high reputation for solid performance. To closely cope with the dramatic changes in the marketing environment, Qualyserve has a well developed prospective operation plan aimed at a variety of expansion projects. Such projects include the TPC's expansion program for TPC to add four new power generation units to the power station, the new erection of a nuclear power plant, and the enlargement of power production capacity in another nuclear power plant. In addition, there are many construction projects for public utilities sponsored by the government, such as the construction of Scientific Park in Tainan City; the APROC Center, RTA, the Second Free Highway, the expansion plans for CKS International Airport and Kaohsiung International Airport, and the building of additional power plants and refuse resource plants.

     Qualyserve is currently participating in TPC's expansion and CKS International Airport. TPC's expansion on Tauchung supplies the electric power for 2 million people live in Tauchung area. The expansion of CKS International Airport is the second phase expansion project in Taoyuan, and CKS International Airport is the biggest international airport in Taiwan, R.O.C.

Project Name               Total Price          Estimated       % of completion
(construction)                                complete year        on 12/31/95

TPC Power Plant            US$8,63,728            1996               94.40%
   Dust-collecting
Equipment, Tauchung

CKS Internation
   Airport                 US$2,702,446           1996               12.56%


         Similarly, big strides in the economic development of southeastern Asian countries have witnessed the increasing demand for electricity in which the steel structure is an essence for the construction of power plants. However, in countries like Hongkong, Indonesia, Philippines, Thailand, Malaysia and Vietnam, the steel industry is small in scale, unable to cope with the pace of fast economic development and its production technique is not sufficient enough to undertake the gigantic construction projects. Furthermore, the cost of imported steel is not affordable. The best solution is to cooperate with the constructors or equipment suppliers to create a joint venture in undertaking the foreseeable steel structure business. For Taiwan alone, the productivity available is 700,000 mt of steel structure in 1996; and the demand of steel structure for the refuse resource plants EPA programs for the five years to come is 500,000 mt, plus 400,000 mt for the power plant construction.

         Products. The Company's principal business is to develop and acquire leading steel technologies, including steel construction equipment and strip roil & sheet. The future objective of the Company will be to provide materials for aero-space and computer parts. Goung Hei, through its subsidiary, Qualyserve Construction Co., Ltd., a corporation organized under the laws of Taiwan, Republic of China, is in the business of manufacturing, reprocessing, designing, and marketing steel products and related equipment.

         Depending on the size of the construction project, the length of time from when the Company receives a contract until the Company completes its obligations under such contract can range from one to three years.


There are several steps on the Production process:
1. Based on the design drawing of contract, the production management section should prepare the steel material sheet to apply the material.
2.   Apply the material from factory administration section.
3. Start the construction with molding lofting and cutting to satisfy the size.
4.   After the welding step in manufacture process.
5. Ater the welding process, the quantity assurance section completes a "non-destruction" inspection.
6.   Sand blasting and painting if the contract required.
7.   Delivery of the fabricated products to building site.
8.   Erect the fabricated products.
9. The supervisor of the construction project accepts after asserting that the quality or quantity meets requirement.
10.  After we sign the contract, the related department should be noticed.


         Customers. The following three customers accounted for the following percentages of the Company's sales in fiscal year 1995: Goung Lee Engineer Co., Ltd. (64.1%); Jou-Da Construction Co., Ltd. (13.75%); and Shung Ding Engineer Co., Ltd. (5.27%). The following three customers accounted for the following percentages of the Company's sales in fiscal year 1994: Chung Yuan Construction Co., Ltd. (36.83%); Goung Lee Engineer Co., Ltd. (32.68%); and G-Yuan Construction Co., Ltd. (7.01%). The loss of any of these customers could have a material adverse effect on the Company.

         Raw Materials and Manufacturing. The materials used in the Company's operations include steel plates, steel materials, rolled sections and built-up sections. The Company is dependent upon outside suppliers for all of its raw material needs and, therefore, is subject to fluctuations in prices of raw materials. In particular, the Company's results of operations are affected significantly by increases in the market prices of steel plate. The Company purchases its raw materials at market-based prices from numerous independent suppliers. Prices of steel plate can be adversely affected by, among other things, the price of iron mine and certain business trends. The Company purchases these materials from various suppliers at market prices and believes that the loss of any one of its suppliers would not have a material adverse effect on the Company's business, financial condition and results of operations.

         Properties. The Company conducts its operations from its main office located at No. 366 Bor-Ay Rd., 8th Floor, Kaohsiung, Taiwan, Republic of China under a three year lease with 14,400 square feet of office space. The production facility is located in Kangshan, Kaohsiung, Taiwan and contains 360,000 square feet.

         Competition. The industry in which the Company operates is highly competitive and includes a large number of both domestic and foreign manufacturers. Certain of the Company's competitors have greater sales volumes and greater financial resources than the Company.

         The Company believes the following factors have enabled the Company to compete effectively: (i) its low cost products that are attractively styled and high quality; (ii) its ability to anticipate new markets and distribution channels for its products; (iii) its continuing effort to improve its products;
(iv) its low cost production  capabilities  and stable,  experienced work force;
(v) its strong commitment to customer service; and (vi) its experienced management team.

         Environmental Laws. The Company believes that there are currently no material costs of compliance with environmental laws.


         Purchasing and Principal Suppliers Although the principal supplier of the Company is China Steel Corp., Kaohsiung, Taiwan, Republic of China, the Company maintains relationships with several principal suppliers due to quality considerations and in order to benefit from the volume purchasing discount of the material casts. Alternative suppliers with acceptable technology and quality have been identified for all critical components.


         Research and Development. The Company's research and development objective and its implementation have ben guided by the Company's growth strategies. The Company is committed to engaging the best available manufacturing technology of the steel industry and also research and development in precious metal. This research is expected to produce additional product offerings, reduce the capital cost of maintenance of equipment and improve efficiency of the production. Research and development is conducted primarily through routine meetings held to solve the problems concerning the quality of the product and the scheduling of projects.

         Employees. The Company currently has 24 employees in its administrative department and 12 employees in its production department on a full time basis. These employees are primarily management and professional staff and are not subject to any collective bargaining units. The relationship between management and employees is considered excellent. The Company firmly believes in labor-management interdependence for prosperity and in harmonious labor relations. The Company continues to adopt the following measures: (i) establishment of multi-channel labor communications, (ii) constantly improving management-labor communications and harmonization, (iii) improvement of the work place environment and (iv) ensure the effectiveness of the grievance and counseling systems.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OR PLAN OF OPERATION

Overview

     Goung Hei Investment Co., Ltd. was originally incorporated as a West Samoa Corporation on April 2, 1996.

         The Company's principal business is to develop and acquire leading steel technologies, including steel construction equipment and strip roil & sheet. The future objective will be capable of providing materials for aero-space and computer parts. The Company currently owns and operates Qualyserve Construction Co., Ltd., Kaohsiung, Taiwan, Republic of China, which forms the initial base for the growth of the Company. Qualyserve Construction Co., Ltd. was incorporated on August 2,1989. It engages in manufacturing, reprocessing, designing and marketing of structure steel products and related equipment.

         The Company's net sales include revenues from construction projects (less return and discount), commission revenue and sales of materials. Construction revenues represent 77% and 75% of the Company's net sales for the years ended December 31, 1995 and 1994, respectively. As the Company enters into construction contracts or agreements, revenues from such contracts or agreements are accounted for on a percentage of completion method, based upon a ratio of costs incurred to the total estimated costs. Losses are recorded when they are incurred.

         The Company's cost of goods sales include all direct manufacturing costs, consignment process costs, warehousing and freight. Direct manufacturing costs has accounted for a majority of the cost of sales. The Company has expensed a substantial portion of its construction activities, capitalizing only those expenditures that are incurred. Other operating expenses consist of sales and marketing and general and administrative expenses.

    Due to the adopton of percentage of completion method, the company's operating results do not luctuate on a quarterly basis.

RESULT OF OPERATIONS

     The following table sets forth, as a percentage of net sales, statement of operations data for the periods indicated:


                                Nine Months Ended                            Fiscal  Year Ended
In US $                            September 30,                                     December 31,
                          1996        %       1995         %        1995       %        1994          %
Operation Revenue       13,575,625   100    9,752,886    100    19,986,136   100     11,246,701    100
Cost of Goods Sold      12,186,931   89.42  8,721,322    88.8   18,056,859   90.35   10,097,015   89.78
Gross profit             1,388,694   10.58  1,031,564    11.2    1,929,276    9.65    1,149,685   10.22
Operation Expenses         390,536    3.95    385,243     4.1      611,043    3.06      506,114    4.50
Incom from operations      998,158    6.63    646,321     7.1    1,318,233    6.60      643,572    5.72
Non-Operating Income       162,127    0.13     13,043     1.8      202,299    1.01       14,440    0.13
Non-Operating expenses     971,011   (3.48)   339,981     1.7     (633,296)  (3.17)     (98,249)  (0.87)
Income before income tax   189,274    7.18    319,383     4.44     559,764    4.98
Provision for Income Tax    47,319   (0.82)    79,846     1.80    (336,574)  (1.68)    (151,802)  (1.35)
income After income tax    141,955    2.46    239,537     5.37     550,662    2.75      407,962    3.63
Earning Per Share                $0.003              $0.046                $0.09               $0.08



NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

Net Sales
---------

     As most construction companies, Qualyserve construction recognizes revenues by adopting percentage of completion method at the end of the year, as the table lists above.The marketing of the company performed quite well comparing with the others in construction industry.



     Net sales increase 39.2%. The major reason is the construction project increased 9 cases.

Cost of Sales
-------------

     Qualyserve gross profit as a percentage of net sales increased 0.35% in the nine months ended September 30, 1996. The change is a result of good control in material and factory overhead costs.

Operating Expense
-----------------

     In comparison to the prior period, operating expense as a percentage of net sales decreased 0.47%. The decreases were primarily due to reduction in the workforce.


Fiscal Years Ended December 31, 1994 and 1995

Net Sales

         In comparison to the prior year, the Company's net sales increased 44%. In general, revenues have increased with the increase in the number of contracts and expanding market of potential customers. The increase in net sales in fiscal 1995 was primary due to recognition of revenues from constrution, which included Thermo-power plant in Taichon, Steel Construction-N.R.S, Parking lots of Marco and Kaohsiung Finance and Tax Building.

   Sales revenue: Sales revenue decreased $283,672.73. the difference results from the cost of steel material raise $4,670,981.83 but th price of sales only raise $4,387,309.10. The rate of sales price was less than the rate of cost and the company increased the sales on steel material in the third and forth quarter of 1995.
     Construction revenue: Construction revenue increased $1,051,418. Due to the increase on taking more projects in 1995 than in 1994, the constrauction revenue increased compared with 1994. Though the total cost increased, the fixed cost kept stable and the operation went normal. So the margin profit increased and the total revenue increased, too.
     Like all companies net profit margins of the company have been impacted and will likely to continue to be impacted by general inflation as well as sudden price changes in key materials and labor costs. As discussed the section about Taiwan, inflation in Taiwan has been moderate for 1994-1995 and is not expected to become a problem.

  The increase on operating revenue is $779,509.60 from 1994 to 1995. The changes were discussed as follows:

     (1) Sales revenue: Sales revenue decreased $283,672.73. The difference results from the cost of steel material raise $4,670,981.83 but the price of sales only raise $4,387,309.10. The rising rate of sales price was less than the rising rate of cost and the cocmpany increased the sales on steel material in the third and forth quarter of 1995.
     (2) Construction revenue: Construction revenue increased $1,051,418. Due to the increase on taking more projects in 1995 than in 1994, the construction revenue increased compared with 1994. Though the total cost increased, the fixed cost kept stable and the operation went normal. So the margin profit increased and the total revenue increased, too.

Cost of Sales

         The Company's gross profit, as a percentage of net sales, decreased 9.7% in fiscal 1995 from 10.2% in fiscal 1994. The decrease was primarily due to the increase in consignment processing cost and an increase in material cost such as alternate sources of packaging. These costs increases resulted in lower gross profit.

Operating Expenses

         In comparison to the prior year, general and administrative expenses increased by $105,000 in fiscal 1995 and increased as a percentage of net sales. This increase was primarily due to the Company's growth.


Results of Operation:
  Year ended December 31, 1995
  Compared to December 31, 1994

Sales--Sales for 1995 were $19,986,136  compared to  $11,246,701  for 1994, an increase of 77.71%. the major reason is the construction projects for 1995 increase 9 cases compared to 1994. The extent and price of projects are also more huge and higher than usual. The result of adopting "complete percentage" is the increase on sales.

Gross profit--Gross profit for 1995 were $1,929,276 compared to $1,149,686 for 1994, an increase of 67.81%. Owing to the expansion on operation and the fixed cost level is equivalent as 1994, the gross margin increase.

Operation Income--Operation income for 1995 were $ 1,318,234 compared to $643,572 for 1994, and increase of 104.83%. Due to the operation expense is under control and the gross profit increase, the operation income raise.

Non--Operation Income: Non-Operation incom for 1995 were ($430,997) compared to ($82,852) for 1994, an decrease of 420.2%. The interest expnse of loan for purchasing property made the non-operation expense increase.

Net income after tax--Net income after tax: Net income after tax for 1995 were $550,663 compared to $407,962 for 1994, an increase of 34.98%.

Results of Operation:
  Year ended December 31, 1994
  Compared to December 31, 1993

Sales--Sales for 1995 were  $11,246,701  compared to $53,306,994  for 19943,  an increase of 10.21%. The major reason is the extent and high price of "TCT power plant" project. So the sales increase.

Grossprofit--Gross profit for 1994 were $1,149,686 compared to $550,726 for 1993, an increase of 108.76%. Owing to the expansion on operation and the fixed cost level is equivalent as 1993, the gross margin increase.

Operation Income--Operation income for 1994 were $643,572 compared to $45,080 for 1993, an increase of 132.76%. Due to the operation expense is under control and the gross profit increase, the operation income raise.

Non--Operation Income: Non-Operation income for 1994 were ($83,808) compared to ($20,055) for 1993, an decrease of 317.88%. The interest expense of loan for increasing capita resource made the non-operation expense increase.

Net income after tax--Net income after tax: Net incom after tax for 1994 were $407,961 compared to $26,811 for 1993, an increase of 1421.60%.


Liquidity and Capital Resources

     Since its formation in 1989, Qualyserve has financed its operations primarily through its working capital, proceeds received from the issuance of debt and the sale of stock. While the Company did not incur any debt or issue any stock, Qualyserve, its subsidiary, had the following debt and stock issuances:

     The details of debt issuances of Qualyserve ended on June 30, 1995 and June 30, 1996 are illustrated as follows.

BORROWINGS

                                                   September 30     September 30
Bank                                                   1996             1995

Credit Loans (due June 28, 1997)
     Interest Rate 9.275%                         $    72,727

Usance loans, (due March 23, 1997)
     Interest rate 9.68%                            1,439,071

Usance loans, (due November 29, 1996)
     Interest rate 9.275%                             290,909

Usance loans (due February 17, 1997)
     Interest rate 8.475%                           1,436,329

Note (due January 27, 1997)
     Interest rate 9.15%                              363,636

Note (due January 20, 1997)
     Interest rate 8.475%                             545,454

Mortgage from Bank of Taiwan-Kang Shan
     Bra. --Interest rate 8.95%                    11,381,818

Credit Loan - Taiwan Cooperative Bank
     Kang Shan Branch                                 363,636

Credit Loan - Business Band Chou-Ju
     Branch --Interest rate 9.68%                   1,818,181

Loan for House-Chung shing Bank
     Yung Chi Branch --Interst rate 9.25%             789,762

Credit loan                                                          3,145,488
     Mortgage from Bank of Taiwan-Kang Shan Bra.                     1,087,273

                    Total                         $18,501,523        4,232,761




Sales of  stock:


Date     Sort       Issurance amount   Issue Price    Capital

1989/08  Set Up                          $0.36      $  206,896
1990/11  Cash Stock      722,900          0.36         929,797
1991/01  Cash Stock      295,061          0.36       1,224,858
1991/08  Cash Stock      715,900          0.36       1,940,758
1995/12  Cash Stock    5,388,563          0.73       7,329,321

The Company's operating activities used cash for operations of $2,925,000 in fiscal 1995 and $3,431,000 in the six month period ended June 30, 1996.

Liquidity analysis for 1994 and 1995:

1. Cash flow ratio for 1995 were -20.51% compared to 1.16% for 1994, an decrease of 1868%. The cash outflow of operation activities was due to the rapid growing on number and scale of projects in construction.
2. Cash flow properly ratio for 1995 were 0.57% compared to 19.79% for 1994, an decrease of 97.12% . The cash outflow of operation activities was due to the rapid growing on number and scale of projects in construction.
3. Cash reinvestment ratio for 1995 were -7.63% compared to 1.76% for 1994, an decrease of 5335%. The cash outflow of operation activities was due to the rapid growing on number and scale of projects in construction.


         Accounts receivable increased $859,000 from December 31,1995 to June 30,1996 and inventories decreased $1,470,000 from December 31,1995 to June 30,1996. Accounts receivable have increased due to longer payment terms which have been granted to distributors. The Company believes that these new terms reflect normal practices in the industry. Inventories have increased due to the increase of the construction project.

     The decrease in trade payables from December 31 ,1995 to September 30,1996 was due to the repayment of certain payables with the proceeds from debt discussed below. Accrued liabilities have increased as a result of increased interest payable.

     Sales revenue decreased $283,672.73. The difference results from the cost of steel material raise $4,670,981.83 but the price of sales only rise $4,387,309.10. The rate of sales price was less than the rate of cost and the company increased the sales on steel material in the third and fourth quarter of 1995.

     Construction revenue increased $1,051,418. Due to the increase on taking more projects in 1995 than in 1994, the construction revenue increased compared with 1994. Though the total cost increased, the fixed cost kept stable and the operation went normal. So the margin profit increased and the total revenue increased, too.

     Like all companies net profit margins of the company have been impacted and will key materials and labor costs. As discussed the section about Taiwan, inflation in Taiwan has been moderate for 1994-1995 and is not expected to become a problem.

         In July 1995, the Company completed a $10,980,536 financing with bank of Taiwan, the proceeds of which were used to purchase a land for building a new plant in Pington. Interest and principal are payable quarterly for 32 periods based upon an established formula. This subordinated note bears interest at 8.5%. This term will end on June 21, 2005.


The total price of this property is US $42,707,554 (tax included)

The sources of the capital:

Cash  Stock  in  1995       US$10,808,824
Payable  to  stockholders    US15,659,347
*Long-term  loan            US$10,980,536
Capital owned by company     US$3,819,056
Account payable              US$1,439,791
TOTAL:                      US$42,707,554

*Note: The long-term loan was borrowed from Bank of Taiwan in 1995. The interest rate is 8.5%. In th first and second year, there was no principal payments but the interest was paid monthly. From October 21, 1997 to July 21, 2005, the principal is paid every three months.

 The latest three year's financial analysis sheet are as follows.

                                             1995        1994       1993
#           FINANCIAL RATE                   RATE        RATE       RATE
1       FIXED ASSET/TOTAL ASSETS              76%         24%         6%
2       NET WORTH/TOTAL ASSETS                24%         37%        22%
3       BANK LOAN/NET WORTH                  129%         39%         6%
4       FIXED ASSET/NET WORTH                313%         64%        27%
5       FIXED ASSET (NET WORTH+
        LONG-TERM LIABILITIES)               104%         64%        27%
6       CURRENT RATIO                         89%        120%       120%
7       (CURRENT ASSET-INVENTORY)/
         CURRENT LIABILITY                    59%        116%        33%
8       ACID RATIO                            59%        116%        31%



     The preceding schedule shows an unfavorable shift in the composition of the registrant's liquidity and capital resources during 1995; current ratio decreased from 120% to 89% and quick ratio decreased from 116% to 59%, while net worth decreased from 37% to 24% of total asset. Therefore, the quality of working capital is not as liquid as in 1994.
     Though th financial ratios became worse by purchasing this property, we believe that our operation will become better and better in several years because of the expansion plan. According to our prediction, the current ratio and quick ratio could improve and achieve to normal level.

 The reasons we decide to buy this property are

(1) Steel construction business is a long-term investment business. It needs large capitals, excellent technology and intensive labors. A company owns it's land or property could have a long-term development and make a complete and detail planning.
(2) Land is very scarce and expensive in Taiwan. We think the value of this property will be higher and higher in the future and according to the latest appraisal report, the price really rise.

     We will have a expansion plan on this property in 1998. In order to use every assets as sufficient as possible in any periods, the property is utilized as parts of our operation now.
1.   Pre-assembly Yard:Some structure assembly line were made in this yard
2.   Storage Yard: Fabricated steel and materials were storaged here.
3. Warehouse:We put the small pieces and component parts on the warehouse. The expansion content are listed as follows:

1.Production amount
     In order to satisfy the large needs of steel construction in the future, we plan to increase 30,000 tons steel structure for equipment and bridges, 12,000 tons steel structute for buildings and 8,000 tons teel structure for factories from 1998 to 2000.

2.  Production equipment

     The principal production equipment we need are electronic crane, stud welding gun, electro-slag welder, overhead crane, hydraulic press, semiauto cutting, overhead cranes, making bottom machine, auto submerged arc welder, forklift and crane. the total cost of these equipment is US$14,545,455 and the civil engineering fees ins US$7,272,727. We also need to spend US$10,909,090 to build anotherplant in 1998 and 1999.

3.  The total amount of the expansion plan
     According to the above evaluation expense, this expansion plan should spend US$32,727,272.

4.The sources of cash
     The Company plan to issue cash stock of US$10,000,000 in 1998 for expansion plan, replenishing our operation capital and reducing the operation cost.

    In order to achieve automatic production, enhance the productivity and product quality as to satisfy the buyers' requirements, we plan to expand the plant building and purchase new equipment in 1997. The required period is three months and the total required capital is US$82,000.

                                                                 UNIT :  US$

       ITEM                                                    Capital Required
   Gas Transferring Loop & Base                                       36,500
   Application Fee for Temporary Power                                29,000
   Hanging Overhead Crane Expense                                      5,500
   Other Equipment (Electronic Drill, Semiauto Cutting)               11,000

   TOTAL                                                              82,000



         The Company believes that existing sources of liquidity will satisfy its projected working capital and capital expenditure for at least the next 12 months.

ITEM 3.  PROPERTIES


         Set forth below is certain information with respect to the Company's principal properties. The Company believes that all of these properties are adequately insured, in good condition and suitable for the uses described below.

                                                      Approximate Size                          Lease Expiration
         Location                Primary Use           (Square Feet)         Owned/Leased             Date
         --------                -----------           -------------         ------------             ----
Office located at
Kaohsiung, Taiwan,          Corporate Office               14,400                Lease         December 2000
Republic of China
Plant located at
Kaohsiung, Taiwan,          Manufacturing Plant           360,000                Lease         December 2010
Republic of China



ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information table sets forth certain information regarding the Common Stock owned on July 31, 1996 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, and (3) all executive officers and directors as a group.


     The following information table sets forth certain information regarding the Ccommon Stock owned on July 31, 1996 by (1) any person (including any "group") who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (2) each director and executive officer, and (3) all executive officers and directors as a group.



Title of Class        Name and Address of     Amount and Nature of       Percent of class
                       Beneficial Owner          Beneficial Owner
-----------------    --------------------     --------------------       ----------------
Common Stock         Grand International*         6,720,000                     56%
                     Development Corporation

Common Stock         Great Kang Investment*         960,000                      8%

Common Stock         Chi-Kang Lu                    720,000                      6%

Common Stock         Yen-Jung Chang                 720,000                      6%

Common Stock         Executive Officers and       1,109,200                   9.24%
                      Directors as a group
                        (8 persons)



Footnote:
1. The chairman of Grand International Development Corporation is Chun Shin, Wu. The representative of legal person, who execute both the investment power and the sole voting power.
2. The chairman of Great Kang Investment Corporation is Jyu, Wu, and she execute the investment power. The representative of legal person is Hsiung, Lu who execute the sole voting power.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Certain information about the directors and executive officers of the Company is contained in the following table:

Name                               Age                            Position

Chun Shin, Wu                       46                     Chairman and Director

Chi-Kang, Lu                        40                        President, Chief
                                                  Executive Officer and Director

Yen-Jung, Chang                     37                              Director

Bor-Yang, Hwang                     37                              Director

Chung-Ching, Yen                    38                              Director

Hsien-Pao, Lin                      61                              Director

Jung-Tung, Hsiao                    40                              Director

Tsung-chun, Chiu                    39                   Chief Financial Officer

Hsiung, Lu                          73                              Director

Juo-lan, Shen                       51                              Director

Yi-shih, Lin                        38                              Director

All directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors. Additional information regarding the directors and officers is set forth below.

Chun-Shin Wu, Chairman of Qualyserve Construction, has over fifteen years experience in marketing and purchasing. Prior to joining Qualyserve Construction Co., Ltd, he was the director of Ya-Hsin, Heng-Yao, Yao-Shen and Li-Yuan Industrial Corp. Mr. Wu brings extensive experience to Qualyserve Construction in marketing and purchasing. Graduated from Taiwan Provincial Gang-Shan Agricultural Engineering Vocational School.

Chi-Kang Lu, has extensive experience in planning, operation, control and management of steel structure plant. Prior to joining the Board of Directors of Goung Hei Investment Corp., he continuously worked in Goung Lee Engineering Co., Ltd since 1982. He began work as an engineer, promoted to manager of Engineering Department, Vice President, then to President. When he was Vice President, he assisted Mr. Lu Hsiung to build two steel structure plants in Gang Shan and Zen Wu. He also brings a variety of experience to Goung Hei Investment Corp., in purchasing and sales of products. Graduated from National Kaohsiung Institute of Marine Technology-Department of Naval Architecture. 1982, Engineer of Goung Lee Engineering Co., Ltd--in charge of constructing the drilling plate. 1985, manager of the Engineering Department--in charge of steel structure in land. 1988, Vice Chairman of Goung Lee Engineering Co.,Ltd--assisted in establishing Gang-Shan plant. 1993, President of Goung Lee Engineer Co.,Ltd--establish the Zen-Wu plant.

Yen-Jeng Chang, brings almost fifteen years experience in financial management and plan. Prior to joining Board of Directors of Goung Hei Investment Corp., she was Vice Chairman and Controller of Goung Lee Engineering Co., Ltd since 1982. Though her experience, she brings expertise to the Company in area of financial management. Graduated from Senior Commercial School. From Graduation to 1982, worked in Financial Department of Ganh-Shan Metal Co., Ltd. From 1982 to the present, she works for Goung Lee Engineer Co., Ltd as Vice Chairman-Financial Planning and Control.

Bor-Yan Hwang, has extensive years experience in the field of cold rolling. Prior to joining Board of Directors of Goung Hei Investment Corp., he worked for China Steel Corporation for more than seven years. He also acted as consultant for Cold Rolling Mill Indonesia for three years. Mr. Hwang was also the Vice President of the Production and Engineering Department in Ornasteel Corporation between 1989 to 1994. He had been leading a team of highly experienced and competent engineers and was directly involved in the formation of Ornasteel Corporation, Malaysia. At present, Mr. Hwang Bor Yang is leading the management team in Techsu Steel Corporation Sdn. Bhd. June, 1982, obtained Bachelor Degree of Mechanical Engineering from National University of Jiao Tung, Taiwan. 1983 to 1985, China Steel --Engineer of operation and production department. 1983 to 1988, China Steel --Engineer in Indonesia. 1988 to 1989, China Steel --Engineer of new expansion project in China Steel corporation. 1989 to 1994, Ornatube & Ornasteel--Vice President in production and Ornasteel engineering department. 1994, Techsu Steel-managing director for the company.

Chung-Ching Yen, has fifteen years experience in producing steel structure and processing mechanics. Prior to joining Qualyserve Construction Co., Ltd, he was in charge of production department of Chun-Yuan Steel Industrial Co., Ltd from 1981 to 1990. He has worked as Vice President of Qualyserve Construction Co., Ltd since 1990. He brings broad knowledge in variety of industries as well as expertise. Graduated from Kuang-Wu Industrial College. From 1981 to 1990 he was employed by Chun-Yuan Steel Industrial Co.-- in charge of production department.

Hsien-Pao Lin, worked as People Representative for over thirty years. Prior to Board of Director of Goung Hei Investment Corp., he was Kaohsiung District Councilman and Taiwan Provincial Councilman. He was also Chief Recorder of Party Office of Taiwan Provincial Council and Chief Commissioner in Central Committee of Chinese National Party. He has also been awarded the Second Prize from
Ministry  of  Interior.  His  experience  provides  the  Company  with  valuable experience in dealing with governmental agencies. Graduated from Taiwan Provincial Tai-Nan High School and Shin-Chien Home Economics College. Chairman of Rural Councilman Association. General whip of Agriculture & Fishery Association. District Councilman of Kaohsiung hsien. Provincial councilman. Chief recorder of party office of Taiwan Provincial Council. Chief Commissioner in Central Committee.

Jung-Tung Hsiao, has 21 years experience in engineering construction and production of steel structure. Prior to joining the Board of Directors of Goung Hei Investment Corp , he was Vice President of Goung Lee Engineering Co., Ltd from 1993 to the present. He had held a senior position for 12 years when he worked for Evergreen and Chiang-Kang Industrial Corp. He bring his experience to the Company in Engineering. Graduated from the Water & Soil Maintenance Engineer Department of Tamkang College of Arts & Science . 1975 to 1982, Chinese Engineer Consulting Co. 1982 to 1986, Chiang An Steel Engineer Co. 1986 to 1993, Evergreen Heveen Metal Co. 1993 to 1996, Goung Lee Engineer Co.

Tsung-Chun Chiu, has extensive international experience in project development, venture, and finance. He was special assistant to chairman of Qualyserve Construction and vice president of Administrative Department in Goung Lee Engineering Co., Ltd. between 1995-1996. He worked as financial manager of Sam-Hsia Enterprise Corporation in 1995. He currently is the Vice President and Chief Financial Officer for the Company. Mr. Chiu studied his Phd degree from UCLA and he majored in business administration. Through his background he brings to the Company expertise in areas of international finance, planning, control and management. Master Degree of Management Science Engineer from National University of Jiao Tung, Taiwan. From 1988 to 1994 he was the President of a computer company . During 1995 Sam-Hsia Enterprise Corp--financial manager. 1995 to 1996, Goung Lee Engineer Co., Ltd.- Vice President. August 1996, Goung Hei Investment Corp.--Vice President & Chief Financial Office.

Hsiung Lu, has twenty years experience in engineering, material purchasing, project planning and plant management. Prior to joining the Board of Directors of Goung Hei Investment Corp., he was President of Goung Lee Engineering Co., Ltd from 1978 to 1988. During that period, he established Goung Lee Engineering Co., Ltd and set up steel structure plant in Gang Shan. In 1993, he was elected as chairman of Goung Lee. As the chairman of Goung Lee, he built a new steel structure plant in Zen Wu. He has significant management experience in plant and project planning. Administrator of China Engineering Co.,Ltd--in charge of construction engineering. Established Goung Lee Co., Ltd. to engage in shipbuilding.

Juo-Lan Shen, has twenty-five years experience in teaching. Prior to joining the Board of Director of Goung Hei Investment Corp., she was elementary school teacher. She also was Director of Womens League and assistant to Taiwan Provincial Councilman. Graduated from Kaohsiung Girl's School. Director of Fang-Shan Women's League Teacher of Ta-Tung Elementary School.

Yi-Shih Lin, graduated from Taipei Medical College, majoring in Dentistry. Prior to joining the Board of Director of Goung Hei Investment Corp., he was a dentist. He was also special assistant to Mr. Lin Hsien-Pao, Provincial Councilman's office.

ITEM 6.  EXECUTIVE COMPENSATION

         The Company did not pay any compensation to its executive officers or directors during the fiscal year ended December 31, 1995.

Furthermore, other than as stated below there are no plans to pay any officers for the fiscal year 1996.


Name    and        Principal Position        Salary(Annual pay)           Bonus
1. Chi-Kang Lu,      CEO and Director           US$115,000                  -
2. Tsung-chun Chiu,  CFO and Director           US$60,000                   -


ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On July 21, 1995, Mr. Chun-Shin Wu, a member of the Board of Directors of Qualyserve, loaned Qualyserve the principal amount of $97,304.50 to be used as working capital. The loan is without interest and is payable to Qualyserve.

On January 17, 1995, Mr. Jung-sheng Mah, a member of the Board of Directors of Qualyserve, loaned the Company the principal amount of $186,727 to be used as working capital. The loan is without interest and is payable Qualyserve.

On March 20, 1995, Mr. Chan-Ching Yen, a member of the Company's Board of Directors of Qualyserve, loaned the Company the principal amount of $12,447 to be used as working capital. The loan is without interest and is payable to Qualyserve.

On July 31, 1995, Mr. Chin-Houg Tsai, a member of the Company's Board of Directors of Qualyserve, loaned the Company the principal amount of $4,363,636 to be used as working capital. The loan is without interest and is payable to Qualyserve.

Payable to stockholders current: advance from stockholders, with no interest, no schedule for repayment. The use of transactions with related parties is for operation capital.

                             Maximum amount      Balance at
Year     Related Parties     during the Year      Year end
----     ---------------     ---------------     ----------
1994     Chan, Chien-Hue      $1,155,720.38         $ -

ITEM 8.  LEGAL PROCEEDINGS

         The Company may from time to time defend various claims and legal actions in the ordinary course of its operations. Management believes that there are currently no such claims or actions that will have a material effect on the Company's financial position or results of operations.

ITEM 9.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock was publicly traded in the over-the-counter market and was listed in the "pink sheets" maintained by members of the National Association of Securities Dealers, Inc. from April 1989 through 1990.
There were no bids on the Common Stock from that time until June of 1996.

         The Common Stock began trading again on the over-the-counter market maintained by members of the National Association of Securities Dealers, Inc. in June of 1996. Since that date, J. Alexander Securities, the only market maker, reports that it is quoting the stock at $.50 bid,$1.00 offered and no trades have occurred since June of 1996. There are 4,856 shareholders of record of the Company on December 23, 1996.

ITEM 10. RECENT SALES OF UNREGISTERED SECURITIES

         In June of 1996, the Company acquired 97% of the issued and outstanding shares of common stock of Qualyserve in exchange for an aggregate of 19,846,000 shares of Common Stock issued to the former shareholders of Qualyserve pursuant to a share exchange agreement by and among the Company, Qualyserve and the shareholders of Qualyserve.

         The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in that such transactions did not involve a public offering and were thus exempt from the registration requirements of the Securities Act. Each investor was able to fend for himself in the transaction, and each investor was furnished with information concerning the proposed operations of the Company and had the opportunity to verify the information supplied.

ITEM 11. DESCRIPTION OF SECURITIES

Common Stock

         The Company is authorized to issue 50,000,000 shares of common stock, par value $.00001 per share (the "Common Stock"). Each share of Common Stock is entitled to one vote at all meetings of shareholders. The By-Laws of the Company prohibit cumulative voting in the election of directors. All shares of Common Stock are equal to each other with respect to liquidation rights and dividend rights. In the event of liquidation, dissolution or winding up of the Company, holders of the Common Stock will be entitled to receive, on a pro rata basis, all assets of the Company remaining after satisfaction of all liabilities. There are no preemptive rights to purchase additional shares of Common Stock.

         Holders of Common Stock are entitled to receive dividends if and when declared by the Board of Directors out of funds legally available therefore.

Preferred Stock

         The Company's Certificate of Incorporation authorize 10,000,000 shares of preferred stock, par value $.00001 per share (the "Preferred Stock"). The Certificate of Incorporation also provides that Preferred Stock may be issued in one or more series as may be determined from time to time by the Board of Directors. All shares of any one series of Preferred Stock will be identical except as to the date of issue and dates from which dividends on shares of the series issued on different dates will cumulate, if cumulative. The Certificate of Incorporation also grants the Board of Directors the power to authorize the issuance of one or more series of Preferred Stock, and to fix by resolution or resolutions providing for the issue of each such series the voting powers, designations, preferences, and relative, participating, optional, redemption, conversion, exchange or other special rights, qualifications, limitations or restrictions of such series, and the number of shares in each series, to the full extent now or hereafter permitted by law.

Anti-Takeover Provisions

         The Company's Certificate of Incorporation and Section 203 of the Delaware General Corporation Law (the "DGCL") contain certain provisions that may make the acquisition of control of the Company by means of a tender offer, open market purchase, proxy fight or otherwise more difficult.

         Business Combinations. The Company is a Delaware corporation and is subject to Section 203 of the DGCL. In general, subject to certain exceptions,
Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless upon consummation of such transaction, the interested stockholder owned 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding for purposes of determining the number of shares outstanding those shares owned by (x) persons who are directors and also officers and (y) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer) or unless the business combination is, or the transaction in which such person became an interested stockholder was, approved in a prescribed manner. A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. An "interested stockholder" is a person who, together with affiliates and associates, owns (or, in the case of affiliates and associates of the issuer, did own within the last three years) 15% or more of the corporation's voting stock other than a person who owned such shares on December 23, 1987.

         Indemnification. The Certificate of Incorporation provides that the Company shall advance expenses to and indemnify each director and officer of the Company to the fullest extent permitted by law and will limit the liability of directors to corporations and their stockholders for monetary damages in certain circumstances.

ITEM 12. INDEMNIFICATION OF DIRECTORS, OFFICERS AND OTHERS

         The Certificate of Incorporation of the Company provides for the indemnification of officers, directors, agents and employees of the Company to the fullest extent permitted by the General Corporation Law of the State of Delaware ("Delaware Code"). Pursuant to Section 145 of the Delaware Code, the Company generally has the power to indemnify its present and former directors, officers, employees and agents against expenses incurred by them in connection with any suit to which they are, or are threatened to be made, a party by reason of their serving in such positions so long as they acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action, they had no reasonable cause to believe their conduct was unlawful. The Company has the power to purchase and maintain insurance for such persons. The statute also expressly provides that the power to indemnify authorized thereby is not exclusive of any rights granted under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise.

         The above discussion of the Company's Certificate of Incorporation and of Section 145 of the Delaware Code is not intended to be exhaustive and is qualified in its entirety by such Bylaws and the Delaware Code.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 13. FINANCIAL STATEMENTS

Index to Financial Statements

      Interim Financial Statements of Goung Hei Investment Co., Inc. (Unaudited)

     F-1  Compilation Report
     F-2  Balance Sheets as of September 30, 1996
     F-3 Consolidated statements of Income for the Nine Months Ended September 30, 1996
     F-4 Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995
     F-6 Statements of Changes in Shareholders' Equity (Deficit) for the Nine Months Ended September 1996 (Deficit)
     F-7  Notes to Financial Statements

      Financial Statements of Qualyserve Construction Co., Ltd.(Audited)

     F-1  Independent Auditors' Report
     F-1  Balance Sheets as of December 31, 1995 and 1994
     F-2  Statements of Income for the Years Ended December 31, 1995
               and 1994
     F-2  Statements of Shareholders' Equity (Deficit) for the Years Ended
               December 31, 1995 and 1994
     F-2  Statements of Cash Flows for the Years Ended December 31, 1995
               and 1994
     F-24 Notes to Financial Statements

      Financial Statements of Potentialistics, Inc. (Audited)

     F-37 Independent Auditors' Report
     F-38 Balance Sheets as of December 31, 1995, 1994 and 1993
     F-39 Statements  of  Operations  for the Years Ended  December  31,
               1995,  1994 and 1993
     F-40 Statements of Shareholders' Equity(Deficit) for the Years Ended
               December 31, 1995, 1994 and 1993
     F-41 Statements of Cash Flows for the Years Ended December 31, 1995,
               1994 and 1993
     F-42 Notes to Financial Statements

    Compilation Report



         To the Stockholders

         GOUNG HEI INVESTMENT CO., LTD.

          The accompanying PRO FORMA consolidated financial statements of Goung Hei Investment CO., Ltd. and it's subsidiary Qualyserve Construction CO., Ltd. at the end of September 30,1996 are compiled by us. These PRO FORMA consolidated financial statements include balance sheets, the related statements of income, retained earnings, and cash flows for the years then ended.

          These PRO FORMA consolidated financial statements were compiled by referring the pro forma stock-holding data of parent-subsidary which were provided by the Company's management.

          We don't audit or re-investigate the financial statements, so we could not express any opinion or any guaranty on these financial statements.






        ----------------------------------

         HORWATH & COMPANY
         Certified  Public  Accountants
         A member of  Horwath International
         Kaohsiung, Taiwan, R.O.C.

         December 10, 1996

                  GOUNG HEI INVESTMENT CO., LTD.AND SUBSIDIARY
                       CONSOLIDATED PROFORMA BALANCE SHEET
                                September 30,1996
                        (AMOUNTS EXPRESSED IN US DOLLARS)


                                                              LIABILITIES i(R)
            A S S E T S               Amount          %       STOCKHOLDERS EQUITY                 Amount           %
  ------------------------         --------------   -------  ------------------------------    --------------   -------
  CURRENT ASSETS                                             CURRENT LIABILITIES
                                                             SHORT-TERM LOANS(NOTE8)              $4,148,126       6.99
  CASH & CASH EQUIVALENTS
    (NOTE4)                              $85,866      0.14   NOTES & ACCOUNTS PAYABLE              4,615,130       7.78
  NOTES & ACCOUNTS
    RECEIVABLE-ENT(NOTE5)              7,233,750     12.21   ACCRUED EXPENSES                        239,462       0.40
  OTHER RECEIVABLES                    1,035,284      1.75   INCOME TAX-PAYABLE                       47,319       0.08
  INVENTORIES(NOTE6)                   4,844,612      8.17   OTHER PAYABLES                           87,690       0.15
  PREPAYMENTS                            264,224      0.45   ADVANCE FROM CUSTOMERS                1,920,859       3.24
  PLEDGED TIME DEPOSIT                                          (NOTE10)
    (NOTE3)                              536,953      0.91   LONG-TERM LOANS-CURRENT PORTION       1,055,862       1.78
                                  --------------   -------      (NOTE9)
     TOTAL CURRENT ASSETS            $14,002,689     23.60                                     -------------    -------
                                  --------------   -------       TOTAL CURRENT LIABILITIES       $12,114,448      20.42
  PROPERTY,PLANT & EQUIPMENT
    (NOTE7)                                                                                    -------------    -------
  COST                               $45,818,910     77.25
  LESS: ACCUMULATED
    DEPRECIATION(NOTE7)                 (662,345)    (1.12)   LONG-TERM LIABILITIES
                                  --------------   -------      LONG-TERM LOANS(NOTE9)           $15,825,410      26.68
  NET PROPERTIES(NOTE7)              $45,156,565     76.13                                     -------------    -------
                                  --------------   -------    TOTAL LONG-TERM LIABILITIES        $15,825,410      26.68
  OTHER ASSETS                                                                                 -------------    -------
  REFUNDABLE DEPOSITS                   $153,138      0.26   OTHER LIABILITIES
                                 ---------------   -------    GUARANTEE DEPOSIT RECEIVED           1,077,677       1.82
  TOTAL OTHER ASSETS                    $153,138      0.26   PAYABLE TO STOCKHOLDERS                     -         2.00
                                 ---------------   -------                                     -------------    -------
                                                             TOTAL OTHER LIABILITIES               2,265,889       3.82
                                                                                               -------------    -------
                                                             TOTAL LIABILITIES                    30,205,747      50.93
                                                                                               -------------    -------
                                                             MINORITY INTEREST                       $87,048       0.15
                                                                                               -------------    -------
                                                             STOCKHOLDERS EQUITY
                                                             CAPITAL STOCK(NOTE11)                       120       0.00
                                                             UNAPPROPRIATED EARNINGS
                                                                (NOTE12)                              37,430       0.06
                                                             CAPITAL SURPLUS                      28,891,235      48.71
                                                             EQUITY ADJUSTMENT ON
                                                                TRANSLATION                           90,812       0.15
                                                             (NOTE2)                           -------------    -------
                                                             TOTAL STOCKHOLDERS EQUITY           $29,019,597      48.93
                                                                                               -------------    -------
                                                             TOTAL LIABILITIES &
       TOTAL ASSETS                 $59,312,392    100.00    STOCKHOLDERS' EQUITY                $59,312,072     100.00
                                 ==============   =======                                      =============    =======

                  GOUNG HEI INVESTMENT CO., LTD.AND SUBSIDIARY
                    CONSOLIDATED PROFORMA STATEMENT OF INCOME
                      FOR THE YEAR ENDED SEPTEMBER 30,1996
                            (EXPRESSED IN US DOLLARS)


            I T E M S                                Amount                 %
  -------------------------------------          --------------         -------
  OPERATING REVENUES                               $13,575,625          100.00

  COST OF GOODS SOLD                                12,186,931           89.77
                                                 -------------         -------
  GROSS PROFIT                                      $1,388,694           10.23

  OPERATION EXPENSES                                   390,536            2.88
                                                --------------         -------
  INCOME FROM OPERATIONS                              $998,158            7.35

  NON-OPERATING INCOME                                 162,127            1.19

  NON-OPERATING EXPENSES                              (971,011)          (7.15)
                                               ---------------         -------
  INCOME BEFORE INCOME TAX                            $189,274            1.39

  PROVISION FOR INCOME TAX(NOTE15)                      47,319            0.35
                                               ---------------         -------
  COMBINED INCOME                                     $141,955            1.05

  MINORITY INTEREST INCOME                                (113)          (0.00)

  PURCHASED PREACQUISITION EARNINGS                   (104,412)          (0.77)
                                               ---------------         -------
  CONSLIDATED NET INCOME AFTER INCOME TAX              $37,430            0.28
                                               ===============         =======
  Earnings Per share of common stock:                   $0.003
  Earnings per share(NOTE16)                   ===============

                  GOUNG HEI INVESTMENT CO., LTD.AND SUBSIDIARY
                  CONSOLIDATED PROFORMA STATEMENT OF CASH FLOWS
                     For the years ended September 30, 1996
                            (Expressed In us Dollars)

 Items                                                                1996
----------------------------------------                        --------------
1. Cash flows from operating activities
Net income                                                         $37,430
adjusted to
    Bad debts                                                        4,658
    Depreciation                                                   249,412
    Increase in notes and accounts                               1,165,046
    receivable
    Increase in other receivable                                  (825,076)
    Increase in inventories                                       (343,310)
    Increase in prepayments                                       (133,706)
    Increase in notes and accounts                              (1,052,660)
    payable
    Decrease in accrued expenses                                    63,264
    Increase in income tax payable                                (205,233)
    Increase in other payables                                    (186,784)
    Increase in advance from customers                            (130,184)
    Purchased acquisition earning                                  104,412
    Minority interest income                                           113
                                                            --------------
    Cash used for operating                                    ($1,252,618)
    activities
                                                            --------------
2. Cash flows from investing activities
    Acquisitions of properties                                 ($2,703,129)
    Increase in refundable deposits                               (121,372)
    Increase in pledged time deposit                              (365,707)
                                                            --------------
    Cash used for investing                                    ($3,190,208)
    activities                                              --------------

 Items                                                           1996
----------------------------------------                     --------------
3. Cash flows from financing activities

    Borrowing short-term loans                                  ($2,480,419)
    Borrowing long-term loans                                     5,900,736
    Increase in payable to stockholders                             794,754
    current
    Increase in guarantee deposit                                   (12,655)
    received                                                 --------------
    Cash provided by financing                                   $4,202,416
    activities
                                                             --------------
4. Effect of exchange rate changes                                   90,812
   on cash
                                                             --------------
5. Net increase in cash and cash                                  ($149,898)
   equivalents

6. Cash and Cash equivalents at                                     235,764
    beginning of year
                                                             --------------
7. Cash and Cash equivalents at end                                 $85,866
    of year
                                                             ==============

    Interest paid in 9/30/1996 was approimately $914,440.Income tax paid in 9/30/1995 was $245,665. Non-affecting cash flows of investing and financing activity in 9/30/1996 of $1,055,862 The non-cash activity related to the company's investing and financing activity is described in note 9.



    The accompanying notes are an integral part of these statements

                  GOUNG HEI INVESTMENT CO., LTD. AND SUBSIDIARY
           CONSOLIDATED PROFORMA STATEMENT OF CHANGES IN STOCKHOLDERS'
                  EQUITY For the years ended September 30, 1996
                       (Expressed In United State Dollars)


                       CAPITAL ISSUED   CAPITAL SURPLUS                                RETAINED EARNINGS
                    ------- ------    -------------------          ---------------------------------------
                       STOCK            Revaluation   Increment              Appropriated Unappropriated    Equity       Total
                                        on                                                                  on         Stockholder's
                       Shares   Amount   Properties    Other    Total          Earnings   Earnings   Total  Translation  Adjustment
                                                                                                                         Equity
                       ------   ------   ------------- --------  ------------  ---------   --------   ----- ----------- -----------
Balance at December
31, 1995                -      $  -       $  -        $  -       $ -          $ -         $   -     $ -      $   -         $   -
Cash stock(Note 11)  12,000,000  120         -       28,891,235  28,891,355     -             -       -          -       28,891,355
Net income for 1995     -         -          -           -        -             -          37,430   37,430       -           37,430
Effect of Foreign
      Currency          -         -          -           -        -             -             -       -       90,812         90,812
Translation Changes  ----------  -----  ------------- ----------- ---------- ------------ -------  -------   -------     ----------
Balance at September 12,000,000  $120     $  -       $28,891,235  28,891,355  $  -        $37,430  $37,430   $90,812    $29,019,597
30, 1995             ==========  ====  ============= =========== ==========  ============ =======  =======   =======     ==========


                  GOUNG HEI INVESTMENT CO., LTD.AND SUBSIDIARY
               NOTES TO CONSOLIDATED PROFORMA FINANCIAL STATEMENTS
                               September 30, 1996
                (Amounts Expressed In Us Dollars)

 1. Introduction

        Our corporation's principal business is to develop and acquire leading steel technologics, including steel construction equipment and strip roil & sheet, The future objective will be capable of providing materials for aero-space and computer parts. We currently owns and operates Qualyserve Construction Co.Ltd., Kanhsiung, Taiwan, Republic of China, Which forms the initial base for the growth of the company. The Qualyserve construction co.,Ltd. was incorporated on August 2,1989. It engages in manufacturing, reprocessing, designing and marketing of structure steel products and related equipment.

 2. SIGNIFICANT ACCOUNTING POLICIES

        The significant accounting policies of the Company, which conform to accounting principles generally accepted in the USA, are summarized as follows:

    (a) CLASSIFICATIONS OF CURRENT AND UNCURRENT ITEMS

        The time period for classifying items as current or long-term is operating cycle (usually about 1-2 years).

        The threshold for classifying current or long-term items is operation cycle, ranging from one year to two years.

    (b) CASH AND CASH EQUIVALENTS

        For the purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less are treated as cash equivalents.

    (c) ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The allowance for doubtful accounts are provided according to the judgement of the management, which is sufficient to cover all possible bad debt losses.

    (d) INVENTORIES

        Inventories are costing by each of the construction projects and stated at weighted average cost.
        At end of the years, the inventories are evaluated at lower of cost or market price (LCM).

       Construction in process represents net realized value.

    (e) PROPERTIES

        Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method using the guideline service lives prescribed by the government which approximately estimated useful lives.

        Major renewals and betterments are capitalized, while maintenance and repairs are expensed currently.

        Upon sale or disposal of properties, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income.

    (f) APPROPRIATED EARNINGS AND CAPTIAL SURPLUS

        The Articles of Incorporation of the Company provide that 10% of its annual net income should be set aside asappropriated earnings until the accumulated surplus have equalled the company's paid-in capital. This approprited eranings may be used to offset a deficit. Capital surplus shall not be appropriated for uses other than for offsetting of deficit or transferring to contributed capital.

    (g) RECOGNIZED METHOD ON OPERATING REVENUES

        Construction Revenues:
        The  Company  recognizes  the  construction   revenue  by  applying  the
    Completed-Contract Method while the contract will be completed within one year; The other applys the Percentage of Completion Method.

        Sales Revenues:
        Revenues and gains are recognized as most of profit-making processes have been achieved realized or can be realized.

    (h) INCOME TAX

      Income tax is provided based on estimated income tax currently payable. Adjustments of tax liabilities of prior years are added to or deducted from in the current year's tax provision.

      The Company adopted SFAS 109, "Accounting for Income Tax," which requires the Company to recognize deferred tax liabilities for influences result from taxable temporary differences, to recognize deferred tax assets for influences result from deductably temporary difference, loss deduction and tax deduction, and to estimate allowance by evaluating the possibility of realization of deferred tax assets.

    (i) PENSION PLAN

        The company adopted SFAS 87 "Accounting for Pensions" which requires the company to recognize accured pension costs. The date of September 30, 1996 is used as the measured date for actuarial purpose. The company disclosed the minimum pension liabilities on balance sheets in September 30, 1996. The company did not set up any pension plan until the year of 1995.

    (j) THE EQUITY ADJUSTMENT ON TRANSLATION OF FOREIGN CURRENCY

        Foreign currency financial report translation based on FASB Article No.52. All the assets and debts are all followed the exchange rate on the date of balance sheets. The equity of stockhialer's includes the initial retained earnings according to the balance of the last final period and carry forward. The rest woll be exchanged by the historical rate. The dividend will be calculated by the rate of declare day. Fuuthermore, the item of profit and loss will follow the rate of weighted average at that period. About the exchange balance after calculation, it will be listed in the equity adjustment in translation of foreign currency in order to be the adjustment item for the stockholder equity.

    (K) ACCOUNTING ARRANGEMENT FOR INTERIM FINANCIAL STATEMENT

        It should be adjusted cost and expenditure before register account in the end of fiscal year.In the Interim Report should also estimate this adjusted amount and divide it into every interim period according to proper basis.

 3. ASSETS MORTGAGED OR PLEDGED

        The following assets have been mortgaged or pledged as collateral's for long-term and short-term loans.

          Accounts                                    9/30/96
    ----------------------                      --------------
    Pledged time deposit                              $538,953
    Land                                            32,910,865
    Buildings                                        4,246,156
    Notes Receivable                                 3,426,737
                                                --------------
          Total                                    $41,122,711
                                                ==============



 4. CASH AND CASH EQUIVALENTS

          Accounts                                  9/30/96
    -------------------------                   --------------
        Cash on hand                                    $7,550
        Bank Deposit                                    78,316
                                                --------------
          Total                                        $85,866
                                                ==============

 5. NOTES AND ACCOUNTS RECEIVABLE-NET

          Accounts                                 9/30/96
    -------------------------                  --------------
    Notes receivable                               $3,426,737
    Accounts receivable                             3,912,442
                                               --------------
    Subtotal                                       $7,339,179
    Less:Allowance for doubtful
         accounts                                    (105,429)
                                               --------------
         Net Amount                                $7,233,750
                                               ==============


      Our company's notes and accounts receivable derive from construction pursuant to our operation terms usually 1 to 2 years to form the basis for current and not current.

 6. INVENTORIES

          Accounts                                 9/30/96
    -------------------------                   --------------
    Materials                                       $2,689,473
    Construction in process                         11,308,623
    Less: Advance from
          customers                                 (9,153,484)
                                                --------------
    Net of inventories                              $4,844,612
                                                ==============



    Summary of Construction in process:

                                                            9/30/96
                                      ----------------------------------------------------
                                        Construction in    Advance from
            Items                          Process         Customers             Net
 -------------------------------      ----------------    ----------------   -------------
 Thermo-power plant in Taichon           $7,744,803        $6,401,777       $1,343,026
 Bureau of Commodity Inspection           1,471,104         1,167,156          303,948
 & Quarantine in Chizi
 Kaohsiung Finance and Tax                   35,815            10,976           24,839
 Building
 Steel Construction-N.R.S-m.s.s           1,128,460           895,418          233,042
 Project for CHUNGHWA PICTURE
 TUBES,LTD                                  691,054           651,939           39,115
 TAL-SH IN TAINUN                           114,439                            114,439
 SUN MOVIE CITY                             122,948            26,218           96,730
                                       ------------      ------------      -----------
       Total                            $11,308,623        $9,153,484       $2,155,139
                                       ============      ============      ===========


 7. PROPERTY, PLANT AND EQUIPMENT

            Cost                                      9/30/96
  ------------------------                         --------------
  Land                                                $34,642,486
  Building                                              4,194,049
  Machinery and equipment                               3,264,661
  Transportation equipment                                255,358
  Furniture and fixtures                                  149,864
  Miscellaneous equipment                                 114,837
  Advance payments on land &                            3,197,655
  buildings purchases
                                                   --------------
       sub-total                                      $45,818,910
                                                   --------------
  Accumlated depreciation
  ------------------------
  Building                                                $84,442
  Machinery and equipment                                 369,072
  Transportation equipment                                 74,883
  Miscellaneous equipment                                 133,948
                                                   --------------
        Sub-total                                        $662,345
                                                   --------------
    Net                                               $45,156,565
                                                   ==============





 8. SHORT TERM LOANS

                                                                     9/30/96
                                                                 --------------
   Credit loans,due in June 28,1997 - variable interest rate
   (9.275% at September 30,1996),payable in monthly interest         $72,727

   Usance loans,due in March 23,1997 -variable interest rate
   (9.68% at September 30,1996),payable in monthly interest        1,439,071

   Usance loans,due in November 29,1996 -variable interest rate
   (9.275% at September 30,1996),payable in monthly interest         290,909

   Usance loans,due in February 17,1997 -variable interest rate
   (8.475% at September 30,1996),payable in monthly interest       1,436,329

   Note,due in  January 27,1997 -variable interest rate
   (9.15% at September 30,1996),payable in monthly interest          363,636

   Note,due in January 20,1997 -variable interest rate
   (8.475% at September 30,1996),payable in monthly interest         545,454
                                                                 -----------
                                                                  $4,148,126

 9. Long Term Loan and Long Term Liability Due Within One Year


                                                                                          9/30/96
                                                                                         --------------
   A. Bank:
   (1)Land and Building Mortage from Bank of Taiwan-Kang Shan Bra.                       $11,381,818
       Rating:(US$1.00:NT$27.5 appr.)
       Principal:US$12,618181(up   to  September,1996   US$11,381,818)  Interest
       Rate:Basic  Loan Rate + 1% Monthly  paid.  First 2 year do not return the principal  but only  interest.  Principal  paid every 3 months  from Oct.
       21,1997 to July 21st,  2005 by 32  payments.  The  interest  rate on June
       30,1996 is 8.95%

    (2)Crehit Loan-Taiwan Cooperative Bank Kang Shan Branch                                 363,636
       Principal:US$362,976
       Interest  Rate:Floating(September  30,1996 8.282%) Period: May 10,1996 to
       May 10,1997 The Bank agree to amend the contract when expire.

    (3)Credit Loan-Taiwan Business Band Chou-Ju Branch                                   $1,818,181
       Principal:US$1,814,882
       Interest  Rate:Floating(September  30,1996 9.68%) Period:March 14,1996 to
       Dec 21,1996 The Bank agree to amend the contract when expire.


    (4)Bank Note Loan-Taiwan Cooperative Bank Kang Shan Branch                             436,364
       Principal:US$435,571
       Interest  Rate:Floating(September  30,1996 8.271%)  Period:May 10,1996 to
       May 10,1997 The Bank agree to amend the contract when expire.

    (5)Loan for House-Chung shing bank Yung Chi Branch                                     789,762
       Principal:US$790,909
       Interest Rate:Floating(September 30,1996  9.25%)
       Period:August 9,1996 to August 9,2096

   B. Other:
    (6)Wha-Sia Renting Co., Ltd.                                                        1,137,218
       Loan for Machinery and Transpotation Equipment
       Principal:US$1,516,291
       Payment:Bank Note in accordance to the payment date.
       Principal paid every three months from Feb.6,1996 to Feb.
       2,1998 by 8 payments. The principal will be returned
       NT$5,212,250 for each payment. Interest Rate: 90 days bank note + 4.5% Monthly. The interest rate on September 30 1996 is
       10.95%

    (7)Wha-Sia Renting Co., Ltd.                                                         449,455
       Loan for Machinery Equipment
       Principal:US$599,273
       Payment:Bank Note in accordance to the payment date.
       Principal paid every three months from March 12,1996 to
       March 12,1998 by 8 payment. The pricipal will be returned
       NT$2,060,000 for each payment.
       Effective Interest Rate: 90 days bank note + 4.5% Monthly.
       The interest rate on September 30,1996 is 10.%



    (8)Central Leasing Co., Ltd.                                                        504,838
       Principal:US$757,257(Sep.1996 US$504,838)
       Payment:        Principal paid by 6 payment

       The interest rate is 10.59%



    Total Long Term Liability                                                       $16,881,272
    MINUS: Long Term Loans-current Portion                                           (1,055,862)
                                                                                  -------------
    Net Long Term Liability                                                         $15,825,410
                                                                                  =============


10. ADVANCES FROM CUSTOMERS


                                                                        9/30/96
                                                  ----------------------------------------------------
                                                Advances from         Construction in
            Items                                  Customers          Process                 Net
 -------------------------------                  ----------------                      ----------------
                                                                    ----------------
  Construction in Chunshi                                  $133,843           $53,181          $80,662
  Hospital

  Flight stop Construction in                             2,266,872           649,229        1,617,643
  CKS airport, Taoyuan Taiwan

  Projects of NRS MSS in                                    347,211           320,371           26,840
  Malaysia

  Remodeing of Taipei Bridge                              1,007,174           974,597           32,577

  Remodeing of Jungsa Building                               40,168            19,959           20,209
  Stair

  Parking lot Markro                                      2,969,756         2,826,828          142,928
  Supermarket in Nehu, Taipei
  Taiwan
                                                  ----------------   ----------------  ---------------
       Total                                            $6,765,024         $4,844,165       $1,920,859
                                                  ================   ================  ===============


11. CAPITAL STOCK

    (1) As of December 31,1995, the amount borrowed from

        shareholders is US$15,488,815.Qualyserve Construction Co.,

        Ltd.,Kaohsiung hae not paid off this loans.On April 30,1996,

        the shareholders and Mr.Lu Cui-Kang, the representative of

        Goung Hei Investment Co.,Ltd.reached the contract that the advances from shareholders was going to be converted to hold the stocks of equivalent value.

    (2) The shareholders of Qualyserve Construction Co., Ltd.,

       Kaohsiung, Taiwan (QCC) has transferred their stockholders equity to Goung Hei Investment Corporation. The amount is

       US$ 13,489,475.

    (3) Company issued new 10,131,609 shares to Goung Hei's .

        shreholders in exchange for all of Goung Hei's common stock

       ( the capital stock is $30,000,000. $1 par value) ,

    (4) To sum up, the Company shall become the owner of 100%

        of Goung Hei's outstanding common stock and the Goung Hei

        shall become the owner of 99.7% of Qualyserve construction Co.,Ltd.


12. RETAINED EARNINGS

    (1) The Articles of Incorporation of the Company provide that

        10% of its annual net income to be set aside as appropriated earnings until the accumulated reserve equals to the

        Company's capital stock. This appropriated earnings may be used to offset the deficit.

        The net income, after setting aside the appropriated earnings, shall be appropriated according to the results of stockholders

        meeting.

13. MISCELLANEOUS GAIN

             Items                                           9/30/96
 ------------------------------                         ----------------
  Withhold from payable                                      $30,896
                                                              25,574
                                                        ----------------
  Total                                                      $56,470
                                                        ================



14. INTEREST EXPENSES

             Items                                           9/30/96
 ------------------------------                         ----------------
  Interest expenses                                        $1,278,076
  Less: Interest capitalized                                 (363,636)
                                                        ----------------
  Net                                                        $914,440

                                                        ================


15. INCOME TAX

             Items                                          9/30/96
 ------------------------------                         ----------------
  Provision for income tax                                  $47,319
                                                        ----------------
  INCOME TAX                                                $47,319
                                                        ================



16. EARNING PER SHARE(EPS)

             Items                                         9/30/96
 ------------------------------                         ----------------
  Net income                                                $37,430
  Weighted average
  number of shares
  outstanding                                            12,000,000
                                                       ----------------
  EARNINGS PER SHARE                                         $0.003
                                                       ================

17. RELATED PARTY TRANSACTIONS

    (A) Titles and relationship of related parties

             Title                             Relationship with the Company
 ------------------------------               ----------------------------------
  Chun-Shin Wu                                 President of Board of Directors
                                               of Qualyserve Construction

  Chin-Hong Tsai                               Member of the Board of Directors
                                               of Qualyserve Construction

  Jung-Sheng Mah                               Member of the Board of Directors
                                               of Qualyserve Construction

  Chung-Ching Yen                              Member of the Board of Directors
                                               of Qualyserve Construction

    (B) Transaction with Related Parties

        Payable to stockholders current: advance from stockholders,

          with no interest.

                                     Maximum amount       Ending Balance as
        Related Parties              during the June      of September 30, 1996
 ------------------------------      ----------------    ----------------------
  Chun-Shin Wu                          $1,991,263          $565,354

  Jung-Sheng Ma                          1,722,996          -

  Chung-Ching Yen                          732,235          -

  Chin-Houg Tsai                         1,303,583           622,858

18. CONTRACT

    The our company's major construction contracts and detailed total costs are listed below:

    (1) September 30,1996



--------------------------------------------------------------------------------------------------------------------------------
Construction Name       Agreement Price    Estimated       Completion      Estimated       Accumulated       Method of
                                           Total Cost      Percentage      C.year          Profit&loss       Subcription
---------------------------------------------------------------------------------------------------------------------------------
KuanLi-Taichuang          8,063,728       7,660,727       98.77%            1996           177,941           Percentage
Power Plant                                                                                                  of C. Method
---------------------------------------------------------------------------------------------------------------------------------
Hsitsu Commerce           1,815,595       1,455,164       83.33%            1996           258,532           Percentage
Inspection Bureau                                                                                            of C. Method
---------------------------------------------------------------------------------------------------------------------------------
C.K.S Airport             2,702,446       2,181,040       24.71%            1996           110,369           Percentage
Terminals                                                                                                    of C. Method
---------------------------------------------------------------------------------------------------------------------------------
Neihu Macro               3,095,051       2,870,024       91.60%            1996           197,878           Percentage
Parking Lot                                                                                                  of C. Method
--------------------------------------------------------------------------------------------------------------------------------
Taipei Bridge             1,021,648         947,369       95.67%            1996            68,222           Percentage
constrcection                                                                                                of C. Method
--------------------------------------------------------------------------------------------------------------------------------
 NRSi-DMSS                1,217,792       1,129,257       92.93%            1996            78,992           Percentage
construction                                                                                                 f C. Method
--------------------------------------------------------------------------------------------------------------------------------
C: Completion


                          Independent Auditor's Report

To the Stockholders
QUALYSERVE CONSTRUCTION CO., LTD.

We have audited the accompanying balance sheets of QUALYSERVE CONSTRUCTION CO., LTD. as of December 31, 1995 and 1994, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our resposibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with USA's generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the fianacial statements are free of material misstatements . An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QUALYSERVE CONSTRUCTION CO., LTD. as of December 31, 1995 and 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with USA's generally accepted accounting principles.



----------------------------------
 HORWATH  &  COMPANY
 Certified   Public   Accountants
 A  member  of  Horwath
 International Kaohsiung, Taiwan, R.O.C.

 April 15, 1996

                        QUALYSERVE CONSTRUCTION Co., Ltd.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                       (Expressed In United State Dollars)

                         1995                1994                                         1995                1994
                    ------------  -----  ----------- -----                             ----------  -----   -----------    -----
A S S E T S            Amount       %      Amount     %    LIABILITIES AND               Amount      %        Amount        %
                                                           STOCKHOLDERS' EQUITY
------------------  ------------  -----  ----------- ----- --------------------------  ----------  -----   -----------    -----
CURRENT ASSETS                                             CURRENT LIABILITIES
                                                             Short-term loans(Note 8) $6,628,544.95 11.75 $  921,904.76   14.35
Cash and cash
  equivalents      $  235,764.08 0.42 $  437,091.89  6.80  Notes and accounts payable  5,667,790.41 10.05  1,768,916.11   27.53
 (Notes 2 and 4)                                             Accrued expenses            176,198.49  0.31    189,177.30    2.94
Notes and accounts  8,403,453.65 14.91 4,221,168.83 65.70  Income tax payable            252,552.11  0.45    150,005.87    2.33
  receivable-Net
  (Notes 2 and 5)                                            Other payables              274,473.74  0.48           -        -
Other receivable      210,207.97  0.37    28,623.29  0.45  Advance from customers      2,051,043.45  3.64    999,142.59   15.55
  Inventories                                                (Nete 10)
 (Notes 2 and 6)    4,501,301.62  7.98   157,426.04  2.45  Long-term loans-current       343,141.76  0.61            -      -
                                                               portion (Note 9)        ------------ -----   -----------  ------
Prepayments           130,517.59  0.23    20,611.78  0.32
Pledged bank
  deposit                                                  Total Current Liabilities $15,393,744.91 27.28 $4,029,146.63   62.71
 (Notes 3)            171,245.80  0.30           -     -                             ------------- -----  ------------  ------
                    ------------  ----  ----------- -----
Total Current                                              LONG TERM LIABILITIES
      Assets      $13,652,490.71 24.22$4,864,921.83 75.72   Long term loans (Note 9) $10,637,394.42 18.86 $          -       -
                   ------------- ----- ------------ -----                             ------------- -----  ------------  ------

PROPERTY, PLANT AND EQUIPMENT

Cost              $43,115,781.45 76.45$1,815,533.35 28.26 Total Longterm Liabilities $10,637,394.42 18.86 $          -       -
Less:Accumulated     (412,933.27)(0.73) (288,763.90)(4.49)                            ------------- -----  ------------  ------
depreciation                                               OTHER LIABILITIES
                   ------------- ----- ------------ -----       Guarantee deposit    $ 1,090,341.54  1.93 $          -       -
Net Properties    $42,702,848.18 75.72$1,526,769.45 23.76        received
 (Notes 2 and                                                Payable to stockholders  15,642,095.04 27.75            -       -
       note7)      ------------- ----- ------------ -----    current (Note 21)
INTANGIBLE ASSETS                                              Pension liability
 Deferred pension                                                (Note 2.11)              10,745.50  0.03            -       -
       cost       $    10,745.50  0.02 $         -      -                             ------------- -----   ------------ ------
                    ------------- -----  ----------- ----- Total Other Liabilities   $16,743,182.08 29.71  $         -       -
                                                                                      ------------- -----   ------------ ------
Total Intangible
    Assets        $    10,745.50  0.02 $         -      -   Total Liabilities        $42,774,321.41 75.84 $4,029,146.63   62.71
                   ------------- -----  -----------  -----                            ------------- -----  ------------  ------
OTHER ASSETS                                                STOCKHOLDERS' EQUITY
  Refundable                                                   Capital stock;$10
     deposits     $    31,766.44  0.06 $  33,009.56  0.51      par value (Note 13)   $7,329,321.99  13.00  $1,940,758.94  30.21
                                                            Capital surplus(Note 2)   5,388,563.05   9.55             -    0.00
   (Note 5)                   -     -        120.65  0.01      Appropriated earnings
                   ------------- -----  ----------- -----         (Note 2)               38,819.74   0.07         242.76   0.00
Total Other                                                  Unappropriated earnings
      Assets          $31,766.44  0.06  $ 33,130.21  0.52      (Note 16)                897,855.57   1.59     385,769.75   6.00
                   ------------- -----   ---------- -----   Equity adjustment on
                                                                translation (Note 2)    (31,030.93) (0.06)     68,903.41   1.07
                                                                                       -----------   -----    ---------- ------
                                                            Total Stockholders'
                                                                Equity              $13,623,529.42  24.16  $2,395,674.86  37.29
                                                                                      ------------- -----   ------------ ------
                                                            TOTAL LIABILITIES AND
TOTAL ASSETS    $56,397,850.83 100.00 $6,424,821.49 100.00     STOCKHOLDERS' EQUITY $56,397,850.83 100.00  $6,424,821.49 100.00
                 ============= ======  ============ ======                           ============= ======   ============ ======

     The accompanying notes are an integral part of the financial statements
                  ( with auditor's report dated April 15,1996)

                        QUALYSERVE CONSTRUCTION Co., Ltd.
                              STATEMENTS OF INCOME
                 For the years ended December 31, 1995 and 1994
                       (Expressed In United State Dollars)

                                                       1995                        1994
                                             ------------------------     ------------------------
                                           Amount            %           Amount               %
                                       --------------     --------    --------------      --------
Operation Revenues(Note 2)            $19,986,136.09      100.00      $11,246,701.12       100.00

Cost of Goods Sold                     18,056,859.50       90.35       10,097,015.13        89.78
                                       -------------      ------      --------------       ------
Gross profit                            1,929,276.59        9.65        1,149,685.99        10.22

Operation expenses                        611,042.63        3.06          506,113.79         4.50
                                       -------------      ------      --------------       ------
 Income from operations                 1,318,233.96        6.60          643,572.20         5.72

Non-operating income                      202,299.48        1.01           14,440.70         0.13

Non-operating expenses                   (633,296.22)      (3.17)         (98,248.61)       (0.87)
                                       -------------      ------      --------------       ------
Income before income tax                  887,237.22        4.44          559,764.29         4.98

Provision for income tax                 (336,574.42)      (1.68)        (151,802.69)       (1.35)
   (Note 19)
                                       -------------      ------      --------------       ------
Net income after tax                     $550,662.80        2.75     $    407,961.60         3.63
                                       =============      ======      ==============       ======
Earnings per share of common stock:

Earnings per share (Notes 20)                        $0.09                            $0.08
                                                      ====                             ====


  The accompanying notes are an integral part of the financial statements
               (with auditor's report dated April 15, 1996)

                        QUALYSERVE CONSTRUCTION Co., Ltd.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended December 31,1995 and 1994
                       (Expressed In United State Dollars)


                CAPITAL
                 STOCK
                ISSUED         CAPITAL SURPLUS                             RETAINED EARNINGS
              ---------- --------------------------------            ----------------------------
                                                                                                          Equity
                              Revaluation   Increment                Appropriated Unappropriated          Adjustment   Total
                                                                                                             on        Stockholder's
                Shares    Amount on Properties  Other      Total       Earnings    Earnings     Total     Translation  Equity
              ---------- ------------- ------ ---------   ----------- ----------  -----------  --------- ------------- ------------
Balance at
  December
    31,1993   5,200,000 $1,940,758.94 $   - $    -      $    -       $  242.76  $ (22,191.85)$(21,949.09)  $39,733.12  $1,958,542.97
Net income
   for 1994                                                                       407,961.60  407,961.60          -       407,961.60
Effect of
   Foreign
    Currency                                                                                                 29,170.29     29,170.29
Translation
   Changes
              ----------  ------------ ------ ----------- ------------ --------    ---------- ----------  ------------- -----------
Balance at
   December
    31,1994    5,200,000 $1,940,758.94 $   - $    -      $    -       $  242.76  $385,769.75 $386,012.51$    68,903.41  2,395,674.86

Cash stock    14,700,000  5,388,563.05     - 5,388,563.05 5,388,563.05     -          -           -                    10,777,126.10
Legal
  surplus
   divided           -             -       -      -          -         38,576.98  (38,576.98)   -             -               -
Net income
   for 1995          -             -       -      -          -             -      550,662.80  550,662.80      -          550,662.80
Effect of
  Foreign
    Currency                                                                                                (99,934.34)  (99,934.34)
Translation
    Changes
              ----------  ------------ ------ ------------ ------------ ---------- ----------  ---------- ------------   ----------
Balance at
   December
    31,1995   19,900,000 $7,329,321.99 $  - $5,388,563.05 $5,388,563.05$38,819.74$897,855.57 $936,675.31 $ (31,030.93)$13,623,529.42
              ==========  ============ ====== ============ ============ ========= ==========  =========== ============ =============



     The accompanying notes are an integral part of the financial statements

                   (with auditor's report dated April 15,1996)

                  GOUNG HEI INVESTMENT CO., LTD.AND SUBSIDIARY
                  CONSOLIDATED PROFORMA STATEMENT OF CASH FLOWS
                 For the years ended December 31, 1995 and 1994
                            (Expressed In us Dollars)

 Items                                               1995            1994
----------------------------------------         ------------   --------------
1. Cash flows from operating activities
Net income                                      $  550,662.80    $  407,961.60
adjustments to Reconcil Net Income to
Net Cash used in Operating Activities:
    Bad debts                                       69,822.14        39,048.38
    Depreciation                                   138,496.30        81,349.73
    Amortization                                       117.99         3,184.98
    (Gain) or loss on disposal of fixed                609.99            -
        assets
    Increase in notes and accounts              (4,249,284.90)   (3,273,852.03)
        receivable
    Increase in other receivable                  (181,584.68)      (22,704.81)
    Decrease (Increase) in inventories          (4,343.875.58)    5,780,944.62
    Decrease (Increase) in prepayments            (109,905.81)      113,008.77
    Increase in notes and accounts               3,898,874.30        64,875.43
    payable
    Decrease in accrued expenses                   (12,978.81)       44,777.82
    Increase in income tax payable                 102,546.24       145,936.67
    Increase in other payables                     274,473.74            -
    Increase in advance from customers           1,051,990.86    (3,355,929.87)
    Foreign exchange gain(loss)                   (114,313.70)       34,104.64
                                               --------------    -------------
    Cash outflows from operating               ($2,924,349.12)      $71,705.93
    activities
                                               --------------    -------------
2. Cash flows from investing activities
    Acquisitions of fixed assets              ($41,301,228.82)  ($1,083,985.94)
    Increase in refundable deposits                 (1,243.12)         (620.38)
    Increase in pledged bank deposit              (171,245.80)          -
                                               --------------    -------------
    Cash provided (used) by  investing        ($41,473,717.74)  ($1,084,606.32)
    activities

 Items                                            1995             1994
----------------------------------------   ---------------    --------------
3. Cash flows from financing activities
   ------------------------------------
    Borrowing short-term loans               $5,706,640.19       $360,527.52
    Borrowing long-term loans                10,980,536.18             -
    Increase in payable to stockholders      15,642,095.04             -
    current
    Increase in guarantee deposit             1,090,341.54             -
    Issuance of cash stock                   10,777,126.10             -
    received                                --------------     ------------
    Cash provided by financing              $44,196,739.05      $360,527.52
    activities
                                            --------------     ------------
4. Net increase(decreasein cash and cash    ($201,327.81)      ($652,372.87)
   equivalents

5. Cash and Cash equivalents at               437,091.89       1,089,464.76
    beginning of year
                                           --------------      ------------
6. Cash and Cash equivalents at end          $235,764.08        $437,091.89
    of year                                ==============      ============

Interest paid in 1995 and 1994 was approimately $484,285.19 and 102,524. Income tax paid in 1995 and 1994 were approximately $226,651.46 and 6,659.67.
Non-affecting cash flows of investing and financing activity in 1995 of $341,886.21.


    The accompanying notes are an integral part of these statements

                       QIALYSERVE CONSTRUCTION Co., Ltd.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                   (Amounts Expressed In United State Dollars,
                         Except Where Otherwise Stated)

 1. GENERAL & ORGANIZATION

     Qualyserve Construction Co., Ltd. (the Company) was incorporated on August 2, 1989. The Company is engaged in manufacture, reporocess, design and Sale of all Kinds of industrial construction and equipments. Main Business:
Manufacturing various sort of steel structure, they follow the specialties and process of manufacture, maketing, construction in order to belong to an independent manufacturing department.

 2. SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of the Company, which conform to accounting principles generally accepted in the USA, are summarized as follows:

    (a) CLASSIFICATIONS OF CURRENT AND UNCURRENT ITEMS

        The time period for classifying items as current or long-term is operating cycle (usually about 1-2 years).

    (b) CASH AND CASH EQUIVALENTS

        For purposes of the statement of cash flows, all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    (c) ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The allowance for doubtful accounts are provided according to the judgement of the management, which is sufficient to cover all possible bad debt losses.

    (d) INVENTORIES

        Inventories are costing by each of the construction projects and stated at weighted average cost.
        At end of the years, the inventories are evaluated at lower of cost or market price (LCM).

       Construction in process represents net value.



    (e)DEFERRED CHARGES

       Deferred charges are amortized by the straight-line method over five years.

   (f) PROPERTIES

     Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on the straight line method using the guideline service lives prescribed by the government which approximatcly estimated useful lives.

     Major renewals and betterments are capitalized, while maintenance and repairs are expensed currently.

     Upon sale or disposal of properties, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income.

   (g) APPROPRIATED EARNINGS AND CAPITAL SURPLUS

     The Articles of Incorporation of the Company provide that 10% of its annual net income should be set aside as appropriated eranings until the accumulated surplus have equaled the company's paid-in capital. This appropriated earnings may be used to offset a deficit. Capital surplus shall not be appropriated uses other than for offsetting of deficit or transferring to contributed capital.

   (h) RECOGNITION METHOD OF OPERATING REVENUES

     Construction Revenue:

     The Company recognizes the construction revenue by applying the Completed-Contract Method while the contract will be completed within one year; The other by applying the Percentage of Completion Method. Sales revenue: Revenues and gains are recognized as most of profit-making processes have been achieved realized or can be realized.

   (i) INCOME TAX

     The Company adopted SFAS 109, "Accounting for Income Tax," which requires the Company to recognize deferred tax liabilities for influences result from taxably temporary differences, to recognize deferred tax assets for influences result from deductably temporary difference, loss deduction and tax deduction, and to estimate allowance by evaluating the realizability of deferred tax assets.

   (j) PENSION PLAN

     The company adopted SFAS 87 "Accounting for Pensions" which requires the Company to recognize accured pension costs. The date of December 31, 1995 is used as the measured date for actuarial purpose. The Company disclosed the minimum pension liabilities on balance sheet of December 31, 1995. The company did not set up any pension plan until the year of 1995.

   (k) THE EQUITY ADJUSTMENT ON TRANSLATION OF FOREIGN CURRENCY

     Foreign currency financial report translation based on FASB Article No.52. All the assets and debts are all followed the exchange rate on the date of balance sheets. The equity of stockholder's includes the initial retained earnings according to the balance of the last final preiod and carry forward. The rest will be exchanged by the historical rate. The dividend will be calculated by the rate of declare day. Futhermore, the item of profit and loss will follow the rate of weighted average at that period. About the exchange balance atter calculation, it will be losted in the equity adjustment in translation of foreign currency in order to be the adjustment item for the stockholder equity.

   (l)ACCOUNTING ARRANGEMENT FOR INTERIN FINANCIAL STATEMENT

     It should be adjusted cost and expenditure before register account in the end of fiscal year. In the Interim Report should also estimate this adjusted amount and divide it into every interim period according to proper basis.

 3. ASSETS MORTGAGED OR PLEDGED

     The following assets have been mortgaged or pledged as collaterals for long-term and short-term loans.

          Accounts                    1995               1994
    --------------------         --------------    --------------
    Pledged time deposit         $   171,245.80      $       -
    Land                          32,018,313.73              -
    Buildings                      3,586,651.49              -
    Notes Receivable               1,607,986.71      $439,878.28
                                 --------------       ----------
          Total                 $ 37,384,197.73      $439,878.28
                                 ==============       ==========



 4. CASH AND CASH EQUIVALENTS

                                           December ,31
                                  --------------------------------
          Accounts                    1995                1994
    -----------------            --------------    --------------
        Cash on hand             $    7,712.08          $5,998.32
        Bank Deposit                228,052.00         431,093.58
                                  ------------       ------------
          Total                  $  235,764.08      $  437,091.90
                                  ============       ============

 5. NOTES AND ACCOUNTS RECEIVABLE-NET
                                         December ,31
                                --------------------------------
          Accounts                  1995                1994
    --------------------       --------------       -------------
    Notes receivable            $3,102,668.45        $730,008.64
    Accounts receivable          5,407,259.24       3,530,634.15
                                 ------------       ------------
    Subtotal                    $8,509,927.69      $4,260,642.79
    Less:Allowance for
       doubtful accounts          (106,474.04)        (39,473.96)
                                 ------------       ------------
         Net Amount             $8,403,453.65      $4,221,168.83
                                 ============       ============

        Our company's notes and accounts receivable derive from construction pursuant to our operation terms usually 1 to 2 years to form the basis for current and not current.

 6. INVENTORIES
                                                 December ,31
                                        ------------------------------
          Accounts                       1995                  1994
    -------------------------       --------------        --------------
    Materials                       $2,586,442.09          $       -
    Construction in progress        13,540,785.02             402,462.37
                                    -------------           ------------
    Subtotal                       $16,127,227.11          $  402,462.37
    Less: Advance from
          customers                (11,625,925.49)           (245,036.33)
                                   --------------           ------------
    Net of inventories            $  4,501,301.62          $  157,426.04
                                   ==============           ============

    Summary of Constructions in progress:

                                                              December 31,1995
                                                ------------------------------------
                                                  Construction in                             Advance from
            Items                                        Progress          Customers              Net
 -------------------------------                 ----------------      -------------         --------------
 Thermo-power plant in Taichon                      $7,475,508.45      $6,253,262.43         $1,222,246.02
 Bureau of Commodity Inspection                        717,786.15         608,867.46            108,918.69
 & Quarantine in Chizi
 Remodeling of Taipei Bridge                           929,223.58         925,932.72              3,290.86
 Kaohsiung Finance and Tax                              26,341.83          11,084.91             15,256.92
 Building
 Steel Construction-N.R.S-m.s.s                      1,037,730.11         752,919.57            284,810.54
 Parking lot-Wanklong                                2,705,489.72       2,666,674.29             38,815.43
 Supermarket in Nehu
 Project for CHUNGHWA PICTURE                          628,547.78         407,184.11            221,363.67
 TUBES, LTD.
 Remolding of stairs in kingsa                          20,157.40               -                20,157.40
 Building
                                                 ----------------     --------------         --------------
       Total                                       $13,540,785.02     $11,625,925.49         $1,914,859.53
                                                 ================     ==============         ==============

                                                               December 31,1995
                                                ------------------------------------
                                                  Construction in                             Advance from
            Items                                        Progress          Customers                   Net
 -------------------------------                 ----------------     --------------         --------------
 Door-shapped lift-Valmet                             $357,789.06        $245,036.33           $112,752.73
 pillar for Bureau of Commodity                         44,673.31               -                44,673.31
 inspection & Quarantine
                                                 ----------------     --------------        --------------
       Total                                          $402,462.37        $245,036.33           $157,426.04
                                                 ================     ==============        ==============


 7. PROPERTY, PLANT AND EQUIPMENT

                                                               December ,31
                                                     ------------------------------
            Cost                                          1995              1994
  ------------------------                         --------------      --------------
  Land                                             $32,018,313.73       $       -
  Buildings                                          3,586,651.49               -
  Machinery and equipment                              993,048.44         461,715.45
  Transportation equipment                             206,888.54         102,240.73
  Miscellaneous equipment                              265,006.76         186,695.07
  Advance payments on equipment                          6,208.85               -
  purchases
  Advance Payments on Land and                       6,039,663.64       1,064,882.10
  Buildings Purchases
                                                   --------------      -------------
        Sub-total                                  $43,115,781.45      $1,815,533.35
                                                   --------------      -------------

  Accumlated depreciation
  ------------------------
  Buildings                                            $32,023.69      $       -
  Machinery and equipment                              188,076.20         129,711.89
  Transportation equipment                              78,908.70          67,048.76
  Miscellaneous equipment                              113,924.68          92,003.25
                                                   --------------      -------------
        Sub-total                                     $412,933.27      $  288,763.90
                                                   --------------      -------------
    Net                                            $42,702,848.18      $1,526,769.45

                                                   ==============      =============


 8.SHORT-TERM LOANS
                                                        Dec. 31,1995
                                               -------------------------------
          Items                                  Amount         Interest rate
  ------------------------                     --------------   --------------
  Credit loans                                 $2,378,338.82      8.65%-9.85%
  Mortgaged loans                               1,417,334.50      4.25%-9.25%
  Usance loans                                  2,832,871.63     8.50%-10.01%
                                              --------------
          Total                                $6,628,544.95
                                              ==============

                                                      Dec. 31,1994
                                           -------------------------------
          Items                               Amount         Interest rate
  ------------------------                 --------------    -------------
  Credit loans                              $571,428.57         8.75%
  Mortgaged loans                            350,476.19         9.00%
                                            -----------
          Total                             $921,904.76
                                            ===========

 9.LONG-TERM LOANS AND CURRENT PORTIONS OF LONG-TERM LOANS

                                                   December,31
                                           --------------------------------
                                               1995               1994
                                           -------------      -------------
  Taiwan Bank Kangshan Branch,
  Land and Building Mortgaged
  Loan; Principal $ 299,000,000
  , Loan Period Jun 21, 1995-
  Jun 21,2005. Payments of
  interest are to be made each
  month. From Oct.21,1997 to Jun
  21,2005, divide 32 periods
   (3month per period), payments
  of principal are to be made
  each period.
  The floating interest rate for
  Dec 31,1995 is 8.5%                    $10,980,536.18        $      -
  Less: Long-term loans-current
        Portion                             (343,141.76)              -
                                         --------------        ------------
  Long-term Loans:                       $10,637,394.42        $      -
                                         ==============        ============

10. ADVANCES FROM CUSTOMERS

                                                                    December 31,1995
                                                             --------------------------------
                                                     Advance from    Construction in
            Items                                      Coustomers           Progress        Net
 -------------------------------                 ----------------     --------------    ------------
 Construction in Chunshi                               135,170.62         $53,707.93      $81,462.69
 Hospital
 Flight stop Construction in                         2,274,686.42         332,212.27    1,942,474.15
 CKS airport
 Poject in malaysia                                    350,653.91         323,547.30       27,106.61
                                                 ----------------   ----------------  --------------
       Total                                        $2,760,510.95        $709,467.50   $2,051,043.45
                                                 ================   ================  ==============

                                                    December 31,1995
                                             --------------------------------
                                     Advance from   Construction in
            Items                      Customers      Progress              Net
 -------------------------        ----------------  ----------------  -------------
 Thermo-power plant in Taichon       $6,560,460.82     $5,508,559.96    $999,142.59


11. PENSION
       Based on SFAS 87, the following should be disclosed :
    A.Retirement Plan
      a.The retirement plan is applied to all eligible full-time employees.
      b.Calculation of pension paid is summaried as follows:
        * 2 points of pension are earned annually while
          1 point of pension is earned every year for employees with 15 years or more of qualified service.
        * The last service year, if it reaches 6 months or longer, is computed as one year, otherwise as half year. The maximum pension points can be earned are 45.
        * Payment of pension is based on the years of qualified service and the averaged amount of 6 month salaries right before retirement.
    B.Based on SFAS 87, as of year 1995, the company recognized accrued pension costs by using the date of Dec. 31 1995 as the measured date for actuarial purpose. The recognized amount is $10,745.50 of deferred pension costs and pension obligation on balance sheet of Dec 31,1995.

12. Net Sales- Export:
      (1) In 1995 and 1996,the company's export sale income did not reach 10% of the total amount of Profit and Loss
         Statement
      (2)In 1993,no export sale income.

13. CAPITAL STOCK

    Date              Description    Increase Capital    Total Capital
  -----------        -------------   ----------------    -------------

  Aug 1989               Set up             $ -            $206,896.55
  Nov 1990             Cash Stock        722,900.45         929,797.00
  Jan 1991             Cash Stock        295,061.41       1,224,858.41
  Aug 1991             Cash Stock        715,900.53       1,940,758.94
  Dec 1995             Cash Stock      5,388,563.05       7,329,321.99

      Par Value NT$10 authorized 19,900,000 shares capital stock is NT$19,900,000 about USD7,329,321.99 in Dec.31,1995 and 5,200,000 shares capital stock is NT$52,000,000 about USD1,940,758.94 in Dec.31,1994.

14.Other Benefit Plans:

      (1)All employees have labor insurance and national health insurance including giving birth,injury,medical, handicapped,aging and deathpayment pursuant to Laborers
         Insurance Regulations.
      (2)Proiding complete trainings to employees.
      (3)Regular health examination.
      (4)Regular employees' leisure activities and birthday party.

15.Post Retirement benefits other Pension
   The following table provides information on the Plan status at December 31,1995.
    Accumulated Post Retirement Benefit Obligation
      Retirees                                                        $10,470
      Fully eligible active participants                               10,750
                                                                      -------
    Plan assets                                                        21,220
                                                                      -------
    Accumulated post retirement benefit
      obligation in excess of Plan assets                              21,220

    Unrecognized gain(loss)                                                -
    Prior service cost                                                     -
    Unrecognized transition obligation                                (10,470)
                                                                      -------
    Accrued post retirement benefit cost
      in the balance sheet                                            $10,750
                                                                      =======
Post retirement benefits expense for 1996 included the follow components:

    Service cost                                                       $8,079
    Interest cost                                                       1,591
    Amortization of unrecognized ner obligation at transition           1,415
                                                                      -------
    Post retirement benefits expense                                  $11,085
                                                                      =======
    1.Discount rate : 7.5%

    2.Rate of increase in compensation : 5.00%

16.RETAINED EARNINGS

    The Articles of Incorporation of the Company provide that 10% its annual net income should be set aside as appropriated earnings until the accumulated reserve has equaled the Company's paid-in capital stock. This appropriated earnings may be used to offset a deficit.

    The annual net income after setting aside the appropriated earnings shall be appropriated or dispoed by the stockholders meeting.

17.MISCELLANEOUS GAIN

          Items                                1995               1994
    -----------------------              --------------       --------------
    Sale of scrap                          $16,556.43           $12,616.87
    Withhold from payable                  155,430.85                 -
    Other                                    2,100.67                 2.46
                                         ------------         ------------
       Total                              $174,087.95           $12,619.33
                                         ============         ============
18. INTEREST EXPENSES

          Items                               1995               1994
    -------------------------            --------------      --------------
    Interest expenses                      $692,701.23          $9,824.89
    Less: Interest capitalized             (111,886.12)              -
                                         --------------       -----------
       Net                                 $580,815.11          $9,824.89
                                         ==============       ===========

19. INCOME TAX

          Items                              1995               1994
    -------------------------           --------------      --------------
    Provision for income tax               $333,069.86        $151,802.69
    plus: Demand payments of                  3,504.56               -
          tax arrears
                                        --------------     --------------
       INCOME TAX                          $336,574.42        $151,802.69
                                        ==============     ==============

    (1) Differences between Provision for tax on financial statements and tax payable on income tax return:

          Items                              1995               1994
    ---------------------              --------------      --------------
    Tax based on lncome before            $221,435.34        $139,562.78
    tax
    Permanent differences:                   7,449.18           9,762.10
    Over-declared bad debts                 97,460.66               -
    Decrease in interest expense             6,724.68           2,477.81
    Other
                                       --------------     --------------
    Income tax for Current                $333,069.86        $151,802.69
    period
                                       ==============     ==============
20.EARNINGS PER SHARE (EPS)

          Items                             1995               1994
    -----------------------           --------------      --------------
    Net income                         NT$14,724,723       NT$10,784,465
                                         (US$550,663)     (US$407,961.60)
    Weighted average
    number of shares
    outstanding                            6,425,000           5,200,000
                                      --------------      --------------
    EARNINGS PER SHARE(NT$)                 NT$ 2.29            NT$ 2.07

    Rate of exchange                   USD1:NT$26.74       USD1:NT$26.44
                                      --------------      --------------
    EARNINGS PER SHARE(USD)                $0.09              $0.08
                                      ==============      ==============
      Weighted average number of shares Outstanding in 1995:
      $ 5,200,000+ 14,700,000 *1/12 = 6,425,000 (shares)

21. RELATED PARTY TRANSACTIONS

    (a) Title and relationship of related parties

       Title                                  Relationship with the Company
 -------------------------                  -----------------------------------
  Wu, Chun-Shin                              President of the Board of Directors

  Tsai, Chih-Hong                               Member of the Board of Direcotrs

  Mah, Jung-Sheng                               Member of the Board of Direcotrs

  Yen, Chung-Ching                              Member of the Board of Direcotrs

  Chan, Chien-Hue                               Former President of the Board of
                                                Directors

    (b) Transaction with Related Parties

        (1) Payable to stockholders current: advance from stockholders, with no interest.

 Related Partles         Maximum amount during  Balance at the year
                                            1995 ended
 -----------------------     ------------------   -----------------

  Wu, Chun-Shin                6,856,223.75         $6,307,376.33

  Tsai, Chih-Houg              4,390,779.36          4,390,779.36

  Mah, Jung-Sheng              9,730,352.36          3,690,703.62

  Yen, Chung-Ching             3,600,943.76          1,253,235.73

  Chan, Chien-Hue              1,110,049.76                 -

                The abovenamed Payable to stockholders current, the
            liabilities use for capital to purchase land and factory in Chao-Chou. They do not have agreement in return deadline.

 22.Quarterly Data(unaudited)


                                                    FIRST        SECOND       THIRD        FOURTH
                                             1995   QUARTER      QUARTER      QUARTER      QUARTER      ANNUAL
NET SALES                                           3,869        3,710        4,096        8,311        19,986
GROSS MARGIN                                          373          358          396          802         1,929
OPERATINT EXPENSES                                    152           96          150          213           611
EARNINGS FROM OPERATIONS                              221          262          246          589         1,318
                                                   ==================================================================
NET EARNINGS                                          220          169           35          127           551
                                                   ==================================================================
MINORITY INTEREST IN EARNINGS                                                                                0
OF CONSOLIDATED SUBSIDIARICS                                                                                 0
                                                   ------------------------------------------------------------------
NET EARNINGS APPLICABLE TO                            220          169           35          127           551
                                                   ==================================================================
COMMON SHAREHOLDERS                                                                                          0
                                                   ==================================================================
PRIMARY EARNINGS PER COMMON SHARE                    0.03         0.03         0.01         0.02          0.09
                                                   ==================================================================
FULLY DILUTED EARNINGS PER COMMON SHARE              0.03         0.03         0.01         0.02          0.09
                                                   ==================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                 6,425        6,425        6,425        6,425         6,425
                                                   ==================================================================

                                                    FIRST        SECOND       THIRD        FOURTH
                                            1994   QUARTER      QUARTER      QUARTER      QUARTER      ANNUAL
NET SALES                                           2,218        2,609        2,214        4,206        11,247
GROSS MAEGIN                                          227          266          227          429         1,148
OPERATION EXPENSES                                    100          117          100          189           505
                                                  -------------------------------------------------------------------
EARNINGS FROM OPERATIONS                              127          149          127          240           643
                                                  ===================================================================
NET EARNINGS                                           67           67          137          137           408
                                                  ===================================================================
PREFERRED STOCK DIVIDENDS
 NET EARNINGS APPLICABLE
                                                  -------------------------------------------------------------------
TO COMMON SHAREHOLDERS                                 67           67          137          137           408
                                                  ===================================================================
PRIMARY EARNINFGS PER COMMON SHARE                    0.01         0.01         0.03         0.03          0.08
                                                  ===================================================================
FULLY DILUTED EARNINGS PER COMMON SHARE               0.01         0.01         0.03         0.03          0.08
                                                  ===================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                  5,200        5,200        5,200        5,200         5,200
                                                  ===================================================================

23.  Contingent and commitment events

   (A)Land contract

      The Company has entered a contract of purchase of land and building in order to meet the future needs for business. The

      Contract is summarized as follows:

      1.Location: Land-Chaocho section, Pingtung County(55,393T)

                  Building-#1148, Chaocho section, Pingtung County

                  (12,468.86T)

      2.Contractor: Kunli building Co.,Ltd.

      3.Contract price: US$ 42,707.554.23(Tax included)

      4.Title of properties: Except titles of land#33 and #40-27 have not transfered, titles for all the

                             residual have been transferred.

      5.Evaluation: The fair market value for the land and building is evaluated US$ 41,791,623.80

      6.As of December 31,1995, US$ 41,267,763.65 has been paid.

   (B) Important construction contract
     From December 31st,1994 to December 31st,1996, the Company's
     Major construction contracts and detailed total costs are listed below:


(1)December 31st,1995
-----------------------------------------------------------------------------------------------------------------------------------
Construction Name      Agreement Price        Estimated          Completion     Estimated        Accumulated        Method
                                              Total Cost         Percentage     C. Year          Profit & Loss      of Subscription
-----------------------------------------------------------------------------------------------------------------------------------
Kuanli-Taichuang                                                                                                    Percentage of
Power Plant             8,063,728              7,878,459            94.40%       1996             174,902           C. Method
-----------------------------------------------------------------------------------------------------------------------------------
Hsitsu Commerce                                                                                                     Percentage of
Inspection Bureau       1,815,595              1,496,522            40.26%       1996             128,455           C. Method
-----------------------------------------------------------------------------------------------------------------------------------
C.K.S. Airport                                                                                                      Percentage of
Terminals               2,702,446              2,243,030            12.56%       1996              57,511           C. Method
-----------------------------------------------------------------------------------------------------------------------------------
Neihu Macro                                                                                                         Percentage of
Parking Lot             2,836,314              2,637,772            97.14%       1996             192,864           C. Method
-----------------------------------------------------------------------------------------------------------------------------------
     C: Completion

(2)December 31st,1994
-----------------------------------------------------------------------------------------------------------------------------------
Construction Name      Agreement Price        Estimated          Completion     Estimated        Accumulated        Method
                                              Total Cost         Percentage     C. Year          Profit & Loss      of Subscription
-----------------------------------------------------------------------------------------------------------------------------------
Kuanli-Taichuang         8,063,728            7,878,459            66.32%       1996             174,902             Percentage of
                                                                                                                     C. Method
-----------------------------------------------------------------------------------------------------------------------------------
Power Plant                313,830              313,830            94.91%       1996              56,077             Percentage of
Stylish Machinery                                                                                                    C. Method
-----------------------------------------------------------------------------------------------------------------------------------
C:Completion


   (C)Others

    (1) As of December 31, 1995 and 1994, Letters of Credit

        were issued but not used are summaried as follmws:

                                                        December    31
                                             -----------------------------------
        Items                                       1995               1994
 --------------------------                   ---------------    -------------
 Letters of Credit-Overseas                       $549,946.00            -

 Guarantee Deposit                                  54,995.00            -

 Letters of Credit-local                            15,288.99            -


24. Some accounts of financial statements, 1994 were reclassified in order to compile the financial statements for 1995.


                                 Goung Heu Investment Co.,Ltd
                                 Valuation and Qualifying Accoutss
                                 Schedule II

Description                               Beginning balance  Charged to expenses
For Year Ended
December,31,1995
Total reserves for                               $39,473.96         $67,000.08
doubtful
accounts and obsolete inventory

For Year Ended
December,31,1994
Total reserves for doubtful                       -                 $39,473.96
accounts and obsolete inventory

For Year Ended
December,31,1993
Total reserves for doubtful                       -                      -
accounts and obsolete inventory

NOTE: Valuation and qualifying accounts were not individualy significant; and, therefore,additions and deductions information has not been provided in this schedule.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Potentialistics, Inc.

We have audited the accompanying balance sheets of Potentialistics, Inc. (a Delaware corporation and a development stage enterprise) as of March 31, 1996, December 31, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows for the three months and each of the years then ended, respectively, and for the period October 12, 1988 (date of inception) through March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Potentialistics, Inc. (a development stage enterprise) as of March 31, 1996, December 31, 1995 and 1994, and the results of its operations and its cash flows for the three months and each of the years then ended, respectively, and for the period October 12, 1988 (date of inception) through March 31, 1996, in conformity with generally accepted accounting principles.




                                                 /s/ S.W. HATFIELD + ASSOCIATES
                                                 ------------------------------
                                                 S. W. HATFIELD + ASSOCIATES
Dallas, Texas
May 8, 1996

                              POTENTIALISTICS, INC.
                        (a development stage enterprise)
                                 BALANCE SHEETS
                   March 31, 1996, December 31, 1995 and 1994



                                                                    March 31,       December 31,     December 31,
                                                                     1996              1995             1994
                                                                   ---------         ---------        ---------
ASSETS                                                            $        -        $        -       $        -
                                                                   =========         =========        =========


LIABILITIES                                                       $        -        $        -       $        -
                                                                   ---------         ---------        ---------


SHAREHOLDERS' EQUITY
   Preferred stock - $0.00001 par value.
     10,000,000 shares authorized; none
     issued and outstanding                                                -                -                 -
   Common stock - $0.00001 par value.
     50,000,000 shares authorized.
     25,003,314 issued and outstanding,
     respectively                                                        250              250               250
   Contributed capital                                                 2,694             2,694            2,694
   Deficit accumulated during
     the development stage                                            (2,944)           (2,944)          (2,944)
                                                                   ---------         ---------        ---------

       Total shareholders' equity                                         -                 -                -
                                                                   ---------         ---------        ---------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                           $        -        $        -       $        -
                                                                   =========         =========        =========


  The accompanying notes are an integral part of these financial statements.
                                       4

                              POTENTIALISTICS, INC.
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                        Three months ended March 31, 1996
                   and years ended December 31, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                             through March 31, 1996

                                                                                                   Period from
                                                                                                 October 12, 1988
                                               Three months                                    (date of inception)
                                                  ended         Year ended         Year ended        through
                                                 March 31,      December 31,       December 31,      March 31,
                                                   1996             1995              1994             1996
REVENUES                                         $    -           $    -            $    -          $     -
                                                  -----            -----             -----            -----

EXPENSES
   Rent and management fees                           -                -                 -            1,100
   Other expenses                                     -                -                 -            1,711
   Amortization of
     organization costs                               -                -                 -              133
                                                  -----            -----             -----            -----

     Total expenses                                   -                -                 -            2,944
                                                  -----            -----             -----            -----

NET LOSS                                         $    -           $    -            $    -          $(2,944)
                                                  =====            =====             =====            =====


Net loss per weighted-average
   share of common stock
   outstanding                                   nil               nil              nil               nil

Weighted-average number
   of shares of common
   stock outstanding                         25,003,314       25,003,314        25,003,314       25,003,314
                                             ==========       ==========        ==========       ==========


The accompanying notes are an integral part of these financial statements.

                              POTENTIALISTICS, INC.
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three months ended March 31, 1996
                   and years ended December 31, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                             through March 31, 1996

                                                                               Deficit
                                                                             accumulated
                                                                             during the
                                              Common Stock     Contributed   development
                                            Shares      Amount   capital        stage        Total
Issuance of stock at formation            25,000,000    $250    $    -        $    -      $   250

Capital contributed to
  support development                             -       -         600            -          600

Net loss for the period                           -       -          -           (606)       (606)
                                          ----------- --------   --------      --------     -------

Balances at
  December 31, 1988                       25,000,000     250        600          (600)        244

Capital contributed to
  support development                          3,314      -       2,082            -        2,082

Net loss for the year                             -       -          -           (569)       (569)
                                          ----------- --------   ---------      -------     -------

Balances at
  December 31, 1989                       25,003,314     250      2,682        (1,175)      1,757

Capital contributed to
  support development                             -       -          12            -           12

Net loss for the year                             -       -          -         (1,697)     (1,697)
                                          ----------- --------   ---------      -------     -------

Balances at
  December 31, 1990                       25,003,314     250      2,682        (2,872)         72

Net loss for the year                             -       -          -            (27)        (27)
                                          ----------- --------   ---------      -------     --------

Balances at
  December 31, 1991                       25,003,314     250      2,682        (2,899)         45

Net loss for the year                             -       -          -            (27)        (27)
                                          ----------- --------   ---------      -------     --------

Balances at
  December 31, 1992                       25,003,314    $250     $2,682       $(2,926)      $  18
                                          =========== ========   =========      =======     ========


                                  - Continued -


  The accompanying notes are an integral part of these financial statements.
                                        6

                              POTENTIALISTICS, INC.
                        (a development stage enterprise)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                        Three months ended March 31, 1996
                   and years ended December 31, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                             through March 31, 1996

                                                                         Deficit
                                                                       accumulated
                                                                        during the
                                      Common Stock       Contributed   development
                                    Shares     Amount      capital        stage         Total
Balances at
  December 31, 1992              25,003,314     $250       $2,682         $(2,926)     $    18

Net loss for the year                    -        -            -              (18)         (18)
                                 -----------   -------    --------       ---------     ---------

Balances at
  December 31, 1993              25,003,314      250        2,682          (2,944)          -

Net loss for the year                    -        -            -               -            -
                                 -----------   -------    --------       ---------     ---------

Balances at
  December 31, 1994              25,003,314      250        2,682          (2,944)          -

Net loss for the year                    -        -            -               -            -
                                 -----------   -------    --------       ---------     ---------

Balances at
  December 31, 1995              25,003,314      250        2,682          (2,944)          -

Net loss for the period                  -        -            -               -            -
                                 -----------   -------    --------       ---------     ---------

Balances at
 March 31, 1996                  25,003,314     $250       $2,682         $(2,944)     $    -
                                 ===========   =======    ========       =========     =========



   The accompanying notes are an integral part of these financial statements.
                                        7

                              POTENTIALISTICS, INC.
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                        Three months ended March 31, 1996
                   and years ended December 31, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                             through March 31, 1996

                                                                     Period from
                                                                      October 12, 1988
                                   Three months                     (date of inception)
                                       ended   Year ended Year ended    through
                                      March 31,December 31,December 31,March 31,
                                           1996     1995     1994       1996
CASH FLOWS FROM
  OPERATING ACTIVITIES
     Net loss for the period            $   -     $   -    $   -      $(2,944)
     Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities
         Payment of
           organization costs               -         -        -         (133)
         Amortization of
           organization costs               -         -        -          133
                                          -----     -----    -----      ------

Net cash used in operating activities       -         -        -        (2,944)
                                          -----     -----    -----      ------


CASH FLOWS FROM
   INVESTING ACTIVITIES                     -         -        -            -
                                          -----     -----    -----      ------


CASH FLOWS FROM
   FINANCING ACTIVITIES
     Issuance of common stock               -         -        -           250
     Capital contributed to
       support development                  -         -        -         2,694
                                          -----     -----    -----      ------

Net cash used in financing activities       -         -        -         2,944
                                          -----     -----    -----      ------

INCREASE IN CASH                            -         -        -            -

Cash at beginning of period                 -         -        -            -
                                          -----     -----    -----      ------

Cash at end of period                   $   -     $   -    $   -        $   -
                                          =====     =====    =====      ======

SUPPLEMENTAL DISCLOSURE
   OF INTEREST AND INCOME
   TAXES PAID
     Interest paid for the period       $   -     $   -    $   -        $   -
                                          =====     =====    =====      ======
     Income taxes paid for the period   $   -     $   -    $   -        $   -
                                          =====     =====    =====      ======


The accompanying notes are an integral part of these financial statements.

                              POTENTIALISTICS, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Potentialistics, Inc. (Company) was incorporated on October 12, 1988, under the laws of the State of Delaware, as a wholly-owned subsidiary of Texas American Group, Inc., a publicly-owned corporation (TAG). TAG caused the Company to register 1,585,733 shares of its initial 25,000,000 issued and outstanding shares of common stock with the Securities and Exchange Commission on Form S-18. TAG then distributed the registered shares to TAG shareholders. The Company has had no substantial operations or substantial assets since inception. The business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit. The Company has not engaged in any negotiations from inception and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $3,000.

The Company's majority shareholder has continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents

     The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes

     The Company files its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

3.   Loss per share

     Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents, if any, outstanding during the year/period.

NOTE C - RELATED PARTY TRANSACTIONS

For the period October 12, 1988 (date of inception) through December 31, 1989, TAG provided office space and management services to the Company for a monthly fee. Total expenses under this arrangement aggregated $1,100 for the cumulative period.

ITEM 14. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's independent auditor for the fiscal years ended December 31, 1995, 1994 and 1993 was Scott Hatfield + Associates.

     The accounting firm of S.W. Hatfield + Associates was dismissed on March 31, 1996 by the Company's Board of Directors. During the fiscal year ended December 31, 1995, and the interim period subsequent to December 31, 1995, there have been no disagreements with Scott Hatfield + Associates on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events. Registrant has requested that Scott Hatfield + Associates furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

     Pursuant to the recommendation by the Board of Directors, the Company engaged the accounting firm of Horwath & Co., CPAS. as independent auditors for the Company, effective as of February 10, 1996. During the fiscal years ended December 31, 1995 , 1994 and 1993 and the interim period subsequent to December 31, 1995, there have been no consultations with Horwath & Co., CPAS on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a) The financial statements filed as part of this Registration Statement as Item 13 are listed in the Index to Financial Statements contained therein.

(b)      The following documents are filed as exhibits to this Registration
            Statement:

   2.1      Stock Purchase Agreement dated May 6, 1996 by and among the Company,
              Goung Hei Investment Co., Ltd. and Halter Capital Corporation.*
   2.2 Stock Exchange Agreement dated April 15, 1996 by and among the Company, Goung Hei Investment Corporation and Qualyserve Construction Co., Ltd. *
   3.1      Articles of Incorporation of the Company, as amended to date. *
   3.2      Bylaws of the Company.*
   4.1      Specimen Common Stock Certificate.*
   10.1     Leases for Properties.*
   10.2     Contract for project, CKJ International Airport
   10.3     Contract for project, Taichung Fossil Power Plant.
   16.1     Accountants letter
    * to be filed by amendment.

                                   SIGNATURES


         In accordance with Section 12 of the Securities Exchange Act of 1934, the Company caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March      , 1996                    GOUNG HEI INVESTMENT CO., LTD.
            ----
                                           /s/ Lu, Chi-Kang
                                       By:______________________________________
                                          Lu, Chi, Kang, Chief Executive Officer