Form 10QSB
period 1991-06-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-13
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
   XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1991

---------      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
               ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                       Commission File Number: 33-27439FW

                         Goung Hei Investment Co., Ltd.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          75-2254391
  ------------------------                            ------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                16910 Dallas Parkway, Suite 100, Dallas TX 75248
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 248-1922
                                 --------------
                           (Issuer's telephone number)

           236 Zen Lin Road, Zen Wu County, Kaohsiung, Taiwan R. O. C.
           -----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 9, 1999: 1,693,163

Transitional Small Business Disclosure Format (check one): YES  NO X

                         Goung Hei Investment Co., Ltd.

                 Form 10-QSB for the Quarter ended June 30, 1991

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         8


Part II - Other Information

  Item 1   Legal Proceedings                                                 9

  Item 2   Changes in Securities                                             9

  Item 3   Defaults Upon Senior Securities                                   9

  Item 4   Submission of Matters to a Vote of Security Holders               9

  Item 5   Other Information                                                 9

  Item 6   Exhibits and Reports on Form 8-K                                  9


Signatures                                                                   9

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 1991 and 1990

                                   (Unaudited)

                                                               1991      1990
                                                             -------    -------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $  --      $  --
   Organizational costs, net                                      58         86
                                                             -------    -------

Total Assets                                                 $    58    $    86
                                                             =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                          $  --      $  --
                                                             -------    -------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.00001 par value
      10,000,000 shares authorized; none
      issued and outstanding                                    --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      1,669,734 issued and outstanding, respectively              17         17
   Additional paid-in capital                                  2,927      2,915
   Deficit accumulated during the development stage           (2,886)    (2,846)
                                                             -------    -------
      Total shareholders' equity                                  58         86
                                                             -------    -------

Total Liabilities and Shareholders' Equity                   $    58    $    86
                                                             =======    =======



The accompanying notes are an integral part of these financial statements. Thefinancial information presented herein has been prepared by management without audit by independent certified public accountants.



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Operations
                Six and Three months ended June 30, 1991 and 1990

                                   (Unaudited)

                                       Six months     Six months    Three months   Three months
                                          ended          ended         ended           ended
                                        June 30,       June 30,       June 30,       June 30,
                                          1991           1990           1991           1990
                                       -----------    -----------    -----------    -----------

Revenues                               $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative                 --            1,669           --            1,669
   Depreciation and amortization                14             14              7              7
                                       -----------    -----------    -----------    -----------

      Total expenses                            14          1,683              7          1,676
                                       -----------    -----------    -----------    -----------

Net Loss                               $       (21)   $    (1,683)   $        (7)   $    (1,676)
                                       ===========    ===========    ===========    ===========

Loss per weighted-average
   share of common stock outstanding           nil            nil            nil            nil
                                               ===            ===            ===            ===
Weighted-average number of shares
   of common stock outstanding           1,669,734      1,669,734      1,669,734      1,669,734
                                       ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements. Thefinancial information presented herein has been prepared by management without audit by independent certified public accountants.



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 1991 and 1990

                                   (Unaudited)

                                                             Six months   Six months
                                                                ended        ended
                                                              June 30,     June 30,
                                                                1991         1990
                                                             ----------   ----------

Cash Flows from Operating Activities
   Net Loss                                                  $      (14)  $(1,683)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               14        14
                                                             ----------   -------

Net cash provided by (used in) operating activities                --      (1,669)
                                                             ----------   -------

Cash Flows from Investing Activities                               --        --
                                                             ----------   -------

Cash Flows from Financing Activities                               --        --
                                                             ----------   -------

Increase (Decrease) in Cash and Cash Equivalents                   --      (1,669)

Cash and cash equivalents at beginning of period                   --       1,669
                                                             ----------   -------

Cash and cash equivalents at end of period                   $     --     $  --
                                                             ==========   =======

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $     --     $  --
                                                             ==========   =======
   Income taxes paid (refunded)                              $     --     $  --
                                                             ==========   =======


The accompanying notes are an integral part of these financial statements. Thefinancial information presented herein has been prepared by management without audit by independent certified public accountants.

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

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

In June 1996, the Company changed its corporate name to Goung Hei Investment Co., Ltd. in anticipation of a acquisition of a construction company based in Taiwan. This transaction was never consummated.

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,900.

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

1. Cash and cash equivalents
   -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Organization costs
   ------------------

      Organization costs were amortized using the straight-line basis over a five year period.

3. Income taxes
   ------------

      The Company files its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

4. Loss per share
   --------------

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


Note D - Common Stock Transactions

On June 7, 1996, the Company's Board of Directors approved a one (1) for fifteen
(15) reverse stock split in anticipation of a merger transaction which did not consummate. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

In September 1989, the Company issued 221 reverse split shares of the Company's restricted, unregistered common stock to its majority shareholder for cash of approximately $2,082. The proceeds were used to support general corporate expenses.



                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    General comments

In June 1996, the Company, concurrent with a change in control, attempted to acquire Qualyserve Construction Co., Ltd., a privately owned company incorporated and domiciled in Taiwan, Republic of China. As the Company was then delinquent in filing periodic reports with the U. S. Securities and Exchange Commission, the Company filed a Form 10, and subsequent amendments, with the U.
S. Securities and Exchange Commission. This acquisition was never consummated and, accordingly, the information reported in the 1996 Form 10 was premature and erroneously filed.

(3)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

(4)    Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.



                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Goung Hei Investment Co., Ltd.


September    10   , 1999                                /s/ Kevin B. Halter, Jr.
          --------                                ------------------------------
                                                            Kevin B. Halter, Jr.
                                                         President and Director