Form 10KSB
period 1991-12-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-15
CIK 1023877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1991


                            Commission File No. 33-27439FW

                         Goung Hei Investment Co., Ltd.

                 (Name of Small Business Issuer in its Charter)



         Delaware                 16910 Dallas Parkway, Suite 100, Dallas, TX 75248          75-2254391
--------------------------------  -------------------------------------------------       -------------------
(State or Other Jurisdiction        (Address of Principal Executive Office,               (I.R.S. Employer
of incorporation or organization)    including Zip Code)                                   Identification No.)


                                 (972) 248-1922
                                 --------------
              (Registrant's telephone number, including area code)

         Securities Registered under Section 12(b) of the Exchange Act:

         Title of Each Class          Name of Each Exchange on which Registered

          None

Securities  Registered  Under Section  12(g) of the Exchange Act:  Common Stock,
0.00001 Par Value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of management's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $-0-.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0- (stock is not quoted).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,669,734

Transitional Small Business Disclosure Format:  Yes    No   X

                                     PART I

Item 1.  Description of Business.
---------------------------------

General

         Potentialistics, Inc. (the "Company") was incorporated on October 12, 1988 under the laws of the State of Delaware, as a wholly-owned subsidiary of Texas American Group, Inc., a publicly-owned corporation (TAG). TAG caused the company to register 1,585,733 shares of its initial 25,000,000 shares pre reverse split issued and outstanding shares of common stock with the Securities and Exchange Commission on Form S-18. TAG then distributed the registered shares to TAG shareholders. The Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit.

         In June 1996, the Company changed its corporate name to Goung Hei Investment Co., Ltd. in anticipation of an acquisition of a construction company based in Taiwan.. This transaction was never consummated.

         The Company's majority shareholder has continued to maintain the corporate status of the Company and provides all nominal working capital support on the Company's behalf. Due to the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

         The company is considered in the  development  stage and, as such,  has
generated  no  significant   operating  revenues  and  has  incurred  cumulative
operating losses of approximately $2,900.00.

         It is the intention of the management to bring its SEC periodic reporting to date in order that the Company might be potentially attractive to a private business that has interest in becoming a publicly-held company, without the expense and time delay involved in distributing its securities to the public.

Proposed Business

         The Company intends to locate and combine with an existing, privately-held company, which is profitable, or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.


Combination Suitability Standards

         In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

         (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.
                                                                               3

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others that may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention, which puts them on notice of a possible disqualification, which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Item 2.  Description of Property.
---------------------------------

         The Company has no properties.

Item 3.  Legal Proceedings.
---------------------------

         The Company is not a party to any material pending nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to securities holders during the year ended December 31, 1991.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security.

         As of January 1, 1992, there were 4,872 holders on record of the Company's common stock, holding a total of 1,669,734 shares.

Dividend Policy

         The Company has never paid any dividends on its common stock and does not have any current plan to pay any dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial
            Condition and Plan of Operation.
----------------------------------------------------------

Discussion of Financial Condition

         The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

         The Company's independent auditor, S.W. Hatfield, CPA & Associates, expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company's ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in the financial statements of the Company.

Plan of Business

         General. The Company intends to locate and combine with an existing, privately-held company, which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

         If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

         (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others that may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention, which puts them on notice of a possible disqualification, which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.



Item 7.  Financial Statements.
------------------------------

                                                                                        Page
                                                                                        ----

Report of Independent Certified Public Accountants                                      F-3

Balance Sheets as of December 31, 1991, 1990 and 1989                                   F-4

Statementof Operations F-5 for the years ended December 31, 1991, 1990 and 1989 and for the period from October 12, 1988 (date of inception) through December 31, 1991

Statement of Changes in Shareholders' Equity                                            F-6
         for the period October 12, 1988 (date of inception)
         to December 31, 1991

Statementof Cash Flows F-8 for the years ended December 31, 1991, 1990 and 1989 and for the period from October 12, 1988 (date of inception) through December 31, 1991

Notes to Financial Statement                                                            F-9


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
-------------------------------------------------------------------------

          None
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
----------------------------------------------------------------------

The following table sets forth the officers and directors of the Company.


Name                         Position                                  Age
----                         --------                                  ---

Kevin B. Halter, Jr.         President and Director                    38
Kevin B. Halter              Vice President and Director               63

Set forth below is a description of the background of the President and director of the Company.

Kevin B. Halter currently serves as Vice President and Director of the Company. Mr. Halter has served as President, Chief Executive Officer and Chairman of the Board of Millennia, Inc. since June 1994. He also served as Vice Chairman of the Board of Millennia, Inc. from January 1994 until June 1994. In addition, Mr. Halter has served as Chairman of the Board and Chief Executive Officer of Halter Capital Corporation, a privately-held investment and consulting company, since 1987, and as its President since June 1995. Mr. Halter is the father of Kevin B. Halter, Jr.

Kevin B. Halter, Jr. currently serves as President and Director of the Company. Mr. Halter has served as Vice President, Secretary and a director of Millennia, Inc. since January 1994. He is also President of Securities Transfer Corporation, a registered stock transfer company, a position he has held since 1987. Mr. Halter has served as Vice President and Secretary of Halter Capital Corporation since 1987. Mr. Halter is the son of Kevin B. Halter.

 Item 10.  Executive Compensation.
----------------------------------

         The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

         The following table sets forth the names and addresses of each of the persons known by the Company to own beneficially 10% or more of the common stock of the Company, as well as the common stock ownership of each of the officers and directors of the Company.



Name and Address                    Number of Shares              Percentage of Ownership (1)

Halter Capital Corporation          1,485,146                       88.9%
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Kevin B. Halter.                    20,619                          (less than 1%)
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Kevin B. Halter, Jr.                12,207                          (less than 1%)
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Securities Transfer Corporation     15,070                          (less than 1%)
16910 Dallas Parkway, Suite 100
Dallas, TX 75248


All officers and directors as a     32,826                          (less than 1%)
Group (2  persons)


** Halter Capital Corporation, Kevin B. Halter and Kevin B. Halter, Jr., shall all act collectively as owners of the Company. Securities Transfer Corporation is owned by the KL Halter Family Partnership. Kevin B. Halter has no ownership rights in said partnership.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

The Company's President, Kevin B. Halter, Jr., has agreed to provide funds to the Company sufficient to cover the Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibits

       None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1991. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 1999

Goung Hei Investment Co., Ltd.



By: /s/ Kevin B. Halter, Jr.
----------------------------
Kevin B. Halter, Jr.
President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Kevin B. Halter, Jr.
----------------------------                           September 15, 1999
Kevin B. Halter, Jr.
President and Director


By: /s/ Kevin B. Halter, Jr.                           September 15, 1999
----------------------------
Kevin B. Halter
Vice President and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

         As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of the Company. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                              Financial Statements
                                       and
                                Auditor's Report





                        December 31, 1991, 1990 and 1989










                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                                    CONTENTS



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-3

Financial Statements

   Balance Sheets as of December 31, 1991, 1990 and 1989                     F-4

   Statements of Operations
     for the years ended December 31, 1991, 1990 and 1989
     and for the period from October 12, 1988 (date of inception)
     through December 31, 1991                                               F-5

   Statement of Changes in Shareholders' Equity
     for the period October 12, 1989 (date of inception)
     to December 31, 1991                                                    F-6

   Statements of Cash Flows
     for the years ended December 31, 1991, 1990 and 1989
     and for the period from October 12, 1988 (date of inception)
     through December 31, 1991                                               F-8

   Notes to Financial Statements                                             F-9

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Goung Hei Investment Co., Ltd.
   (formerly Potentialistics, Inc.)

We have audited the accompanying balance sheets of Goung Hei Investment Co., Ltd. (formerly Potentialistics, Inc.) (a Delaware corporation and a development stage enterprise) as of December 31, 1991, 1990 and 1989 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goung Hei Investment Co., Inc. (formerly Potentialistics, Inc.) (a development stage enterprise) as of December 31, 1991, 1990 and 1989, and the results of its operations and its cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1991, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is dependent upon its majority shareholder to maintain the corporate status of the Company and to provide all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                      S. W. HATFIELD, CPA
Dallas, Texas
September 8, 1999

                     Use our past to assist your future sm


P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                          F-3                         SWHCPA@aol.com


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                        December 31, 1991, 1990 and 1989



                                                              1991       1990       1989
                                                             -------    -------    -------

ASSETS
   Cash in bank                                              $  --      $  --      $ 1,657
   Organization costs, net of accumulated
   amortization of approximately $89,
   $72 and $33, respectively                                      44         72        100
                                                             -------    -------    -------

TOTAL ASSETS                                                 $    44    $    72    $ 1,757
                                                             =======    =======    =======


LIABILITIES                                                  $  --      $  --      $  --
                                                             -------    -------    -------


SHAREHOLDERS' EQUITY
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                                     --         --         --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     1,669,734 issued and outstanding,
     respectively                                                 17         17         17
   Additional paid-in capital                                  2,927      2,927      2,915
   Deficit accumulated during
     the development stage                                    (2,900)    (2,872)    (1,175)
                                                             -------    -------    -------

       Total shareholders' equity                                 44         72      1,757
                                                             -------    -------    -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                      $    44    $    72    $ 1,757
                                                             =======    =======    =======






The accompanying notes are an integral part of these financial statements.


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1991, 1990 and 1989
               and the period October 12, 1988 (date of inception)
                            through December 31, 1991

                                                                           Period from
                                                                         October 12, 1988
                                                                         (date of inception)
                                 Year ended    Year ended    Year ended      through
                                December 31,  December 31,  December 31,   December 31,
                                     1991          1990          1989             1991
                                -----------   -----------    -----------    -----------

REVENUES                        $      --     $      --      $      --      $      --
                                -----------   -----------    -----------    -----------

EXPENSES
   Rent and management fees            --            --              500          1,100
   Other expenses                      --           1,669             42          1,711
   Amortization of
     organization costs                  28            28             27             89
                                -----------   -----------    -----------    -----------

     Total expenses                      28         1,697            569          2,900
                                -----------   -----------    -----------    -----------

NET LOSS                        $      --     $    (1,697)   $      (569)   $    (2,900)
                                ===========   ===========    ===========    ===========


Net loss per weighted-average
   share of common stock
   outstanding                          nil           nil            nil            nil
                                        ===           ===            ===            ===
Weighted-average number
   of shares of common
   stock outstanding              1,669,734     1,669,734      1,669,584      1,669,672
                                ===========   ===========    ===========    ===========











The accompanying notes are an integral part of these financial statements.


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1991, 1990 and 1989
               and the period October 12, 1988 (date of inception)
                            through December 31, 1991

                                                                                  Deficit
                                                                               accumulated
                                                                Additional       during the
                                        Common Stock             paid-in       development
                                    Shares          Amount       capital          stage        Total
                                  -----------    -----------    -----------   -----------    -----------

Issuance of stock at formation     25,000,000    $       250    $      --     $      --      $       250

Effect of 15 for 1 reverse
   stock split on June 7, 1996,
   including rounding of
   fractional shares              (23,330,487)          (233)           233          --
                                  -----------    -----------    -----------   -----------    -----------

Balance at formation,
   restated                         1,669,513             17            233          --              250

Capital contributed to
  support development                    --             --              600          --              600

Net loss for the period                  --             --             --            (606)          (606)
                                  -----------    -----------    -----------   -----------    -----------


Balances at
  December 31, 1988                 1,669,513             17            833          (606)           244

Issuance of common stock
   for cash to
   support development                    221           --            2,082          --            2,082

Net loss for the year                    --             --             --            (569)          (569)
                                  -----------    -----------    -----------   -----------    -----------


Balances at
  December 31, 1989                 1,669,734             17          2,915        (1,175)         1,757

Capital contributed to
  support development                    --             --               12          --               12

Net loss for the year                    --             --             --          (1,697)        (1,697)
                                  -----------    -----------    -----------   -----------    -----------


Balances at
  December 31, 1990                 1,669,734             17          2,927        (2,872)            72

Net loss for the year                    --             --             --             (28)           (28)
                                  -----------    -----------    -----------   -----------    -----------

Balances at
  December 31, 1991                 1,669,734    $        17    $     2,927   $    (2,900)   $        44
                                  ===========    ===========    ===========   ===========    ===========



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1991, 1990 and 1989
               and the period October 12, 1988 (date of inception)
                            through December 31, 1991

                                                                                                Period from
                                                                                             October 12, 1988
                                                                                            (date of inception)
                                            Year ended       Year ended        Year ended         through
                                           December 31,     December 31,      December 31,     December 31,
                                               1991             1990              1989             1991
                                          --------------   --------------    --------------   --------------

CASH FLOWS FROM
  OPERATING ACTIVITIES
     Net loss for the period                 $  (28)         $(1,697)          $  (569)           $(2,900)
     Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities
         Payment of
           organization costs                  --               --                --                 (133)
         Amortization of
           organization costs                    28               28                27                 89
                                             ------          -------           -------            -------

Net cash used in operating activities          --             (1,669)             (542)            (2,944)
                                             ------          -------           -------            -------


CASH FLOWS FROM
   INVESTING ACTIVITIES                        --               --                --                 --
                                             ------          -------           -------            -------


CASH FLOWS FROM
   FINANCING ACTIVITIES
     Initial sale of common stock              --               --                --                  250
     Capital contributed to
       support development                     --                 12             1,699              2,694
                                             ------          -------           -------            -------

Net cash used in financing activities          --                 12             1,699              2,944
                                             ------          -------           -------            -------

INCREASE (DECREASE) IN CASH                    --             (1,657)            1,157               --

Cash at beginning of period                    --              1,657               500               --
                                             ------          -------           -------            -------

Cash at end of period                        $ --            $  --             $ 1,657            $  --
                                             ======          =======           =======            =======

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period            $ --            $  --             $  --              $  --
                                             ======          =======           =======            =======
     Income taxes paid for the period        $ --            $  --             $  --              $  --
                                             ======          =======           =======            =======



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


NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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



NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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