Form 10QSB
period 1992-06-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-15
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1992

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

                         Goung Hei Investment Co., Ltd.

                 Form 10-QSB for the Quarter ended June 30, 1992

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 1992 and 1991

                                   (Unaudited)

                                                              1992       1991
                                                             -------    -------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $  --      $  --
   Organizational costs, net                                      30         58
                                                             -------    -------

Total Assets                                                 $    30    $    58
                                                             =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                          $  --      $  --
                                                             -------    -------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized; none
      issued and outstanding                                    --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      1,669,734 issued and outstanding, respectively              17         17
   Additional paid-in capital                                  2,927      2,915
   Deficit accumulated during the development stage           (2,914)    (2,886)
                                                             -------    -------
      Total shareholders' equity                                  30         58
                                                             -------    -------

Total Liabilities and Shareholders' Equity                   $    30    $    58
                                                             =======    =======



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Operations
                Six and Three months ended June 30, 1992 and 1991

                                   (Unaudited)

                                       Six months     Six months     Three months   Three months
                                          ended         ended           ended          ended
                                        June 30,       June 30,        June 30,       June 30,
                                          1992           1991            1992           1991
                                       -----------    -----------    -----------    -----------


Revenues                               $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative                 --             --             --             --
   Depreciation and amortization                14             14              7              7
                                       -----------    -----------    -----------    -----------

      Total expenses                            14             14              7              7
                                       -----------    -----------    -----------    -----------

Net Loss                               $       (14)   $       (14)   $        (7)   $        (7)
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


                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 1992 and 1991

                                   (Unaudited)

                                                             Six months      Six months
                                                                ended           ended
                                                              June 30,        June 30,
                                                                1992            1991
                                                             ----------      ----------

Cash Flows from Operating Activities
   Net Loss                                                  $      (14)     $      (14)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               14              14
                                                             ----------      ----------

Net cash provided by (used in) operating activities                --              --
                                                             ----------      ----------

Cash Flows from Investing Activities                               --              --
                                                             ----------      ----------

Cash Flows from Financing Activities                               --              --
                                                             ----------      ----------

Increase (Decrease) in Cash and Cash Equivalents                   --              --

Cash and cash equivalents at beginning of period                   --              --
                                                             ----------      ----------

Cash and cash equivalents at end of period                   $     --        $     --
                                                             ==========      ==========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $     --        $     --
                                                             ==========      ==========
   Income taxes paid (refunded)                              $     --        $     --
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