Form 10QSB
period 1992-09-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-15
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1992

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

                         Goung Hei Investment Co., Ltd.

              Form 10-QSB for the Quarter ended September 30, 1992

                                Table of Contents


                                                                          Page
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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 1992 and 1991

                                   (Unaudited)

                                                                1992      1991
                                                             -------    -------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $  --      $  --
   Organizational costs, net                                      23         51
                                                             -------    -------

Total Assets                                                 $    23    $    51
                                                             =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                          $  --      $  --
                                                             -------    -------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized; none
      issued and outstanding                                    --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      1,669,734 issued and outstanding, respectively              17         17
   Additional paid-in capital                                  2,927      2,927
   Deficit accumulated during the development stage           (2,921)    (2,893)
                                                             -------    -------
      Total shareholders' equity                                  23         51
                                                             -------    -------

Total Liabilities and Shareholders' Equity                   $    23    $    51
                                                             =======    =======



The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Operations
             Nine and Three months ended September 30, 1992 and 1991

                                   (Unaudited)

                                        Nine months    Nine months   Three months   Three months
                                           ended          ended         ended             ended
                                       September 30,  September 30,  September 30,  September 39,
                                           1992           1991           1992           1991
                                       -----------    -----------    -----------    -----------


Revenues                               $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------

Expenses
   General and administrative                 --             --             --             --
   Depreciation and amortization                21             21              7              7
                                       -----------    -----------    -----------    -----------

      Total expenses                            21             21              7              7
                                       -----------    -----------    -----------    -----------

Net Loss                               $       (21)   $       (21)   $        (7)   $        (7)
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


                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended September 30, 1992 and 1991

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                 ended          ended
                                                             September 30,   September 30,
                                                                 1992            1991
                                                             -------------  --------------

Cash Flows from Operating Activities
   Net Loss                                                  $      (21)    $      (21)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               21             21
                                                             ----------     ----------

Net cash provided by (used in) operating activities                --             --
                                                             ----------     ----------

Cash Flows from Investing Activities                               --             --
                                                             ----------     ----------

Cash Flows from Financing Activities                               --             --
                                                             ----------     ----------

Increase (Decrease) in Cash and Cash Equivalents                   --             --

Cash and cash equivalents at beginning of period                   --             --
                                                             ----------     ----------

Cash and cash equivalents at end of period                   $     --       $     --
                                                             ==========     ==========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $     --       $     --
                                                             ==========     ==========
   Income taxes paid (refunded)                              $     --       $     --
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