Form 10KSB
period 1992-12-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-15
CIK 1023877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1992


                            Commission File No. 33-27439FW

                         Goung Hei Investment Co., Ltd.
                 (Name of Small Business Issuer in its Charter)

Delaware                           16910 Dallas Parkway, Suite 100, Dallas, TX 75248     75-2254391
(State or Other Jurisdiction       (Address of Principal Executive Office,            (I.R.S. Employer
of incorporation or organization)    including Zip Code)                               Identification No.)

                                 (972) 248-1922
              (Registrant's telephone number, including area code)

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

                                     PART I

Item 1.  Description of Business.

General

         Potentialistics, Inc. (the ACompany@) was incorporated on October 12, 1988 under the laws of the State of Delaware, as a wholly-owned subsidiary of Texas American Group, Inc., a publicly-owned corporation (TAG). TAG caused the company to register 1,585,733 shares of its initial 25,000,000 shares pre reverse split issued and outstanding shares of common stock with the Securities and Exchange Commission on Form S-18. TAG then distributed the registered shares to TAG shareholders. The Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit.

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

         The Company has no properties.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to securities holders during the year ended December 31, 1992.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security.

         As of January 1, 1993, there were 4,874 holders on record of the Company's common stock, holding a total of 1,669,734 shares.

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

         The Company's independent auditor, S.W. Hatfield, CPA, expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company's ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in the financial statements of the Company.

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


Item 7.  Financial Statements.


                                                                                       Page


Report of Insdependent Certified Public Accountants                                     F-3

Balance Sheets as of December 31, 1992, 1991 and 1990                                   F-4

Statementof Operations F-5 for the years ended December 31, 1992, 1991 and 1990 and for the period from October 12, 1988 (date of inception) through December 31, 1992

Statement of Changes in Shareholders' Equity                                            F-6
         for the period October 12, 1988 (date of inception)
         to December 31, 1992

Statementof Cash Flows F-8 for the years ended December 31, 1992, 1991 and 1990 and for the period from October 12, 1988 (date of inception) through December 31, 1992

Notes to Financial Statement                                                            F-9


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


Name and Address                      Number of Shares      Percentage of Ownership (1)

Halter Capital Corporation            1,485,146               88.9%
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Kevin B. Halter.                      20,619                  (less than 1%)
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Kevin B. Halter, Jr.                  12,207                  (less than 1%)
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

Securities Transfer Corporation       15,070                  (less than 1%)
16910 Dallas Parkway, Suite 100
Dallas, TX 75248

All officers and directors as         32,826                  (less than 1%)
a group (2 persons)

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

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

                  None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1992. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 1999

Goung Hei Investment Co., Ltd.



By:  /s/ Kevin B. Halter, Jr.
-----------------------------
         Kevin B. Halter, Jr.
         President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Kevin B. Halter, Jr.                            September 15, 1999
----------------------------
    Kevin B. Halter, Jr.
    President and Director


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

                                    GOUNG HEI
                              INVESTMENT CO., LTD.
                        (formerly Potemtialistics, Inc.)
                        (a development stage enterprise)

                              Financial Statements
                                       and
                                Auditor's Report





                        December 31, 1992, 1991, and 1990













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



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                                    CONTENTS



                                                                                           Page


Report of Independent Certified Public Accountants                                          F-3

Financial Statements

   Balance Sheets as of December 31, 1992, 1991 and 1990                                    F-4

   Statements of Operations
     for the years ended  December  31,  1992,  1991 and 1990 and for the period from October 12, 1988 (date of inception)
     through December 31, 1992                                                              F-5

   Statement of Changes in Shareholders' Equity
     for the period October 12, 1989 (date of inception)
     to December 31, 1992                                                                   F-6

   Statements of Cash Flows
     for the years ended  December  31,  1992,  1991 and 1990 and for the period from October 12, 1988 (date of inception)
     through December 31, 1992                                                              F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Goung Hei Investment Co., Ltd.
   (formerly Potentialistics, Inc.)

We have audited the accompanying balance sheets of Goung Hei Investment Co., Ltd. (formerly Potentialistics, Inc.) (a Delaware corporation and a development stage enterprise) as of December 31, 1992, 1991 and 1990 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goung Hei Investment Co., Inc. (formerly Potentialistics, Inc.) (a development stage enterprise) as of December 31, 1992, 1991 and 1990, and the results of its operations and its cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1992, in conformity with generally accepted accounting principles.

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



                                                   S. W. HATFIELD, CPA
Dallas, Texas
September 8, 1999

                      Use our past to assist your future sm

P. O. Box 820395                              9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                              Dallas, Texas 75243-7212
214-342-9635 (voice)                                         (fax) 214-342-9601
800-244-0639                                                     SWHCPA@aol.com
                                       F-3

                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                        December 31, 1992, 1991 and 1990



                                                   1992      1991       1990
                                                 -------    -------    -------

ASSETS
   Cash in bank                                  $  --      $  --      $  --
   Organization costs, net of accumulated
   amortization of approximately $117,
   $89 and $72, respectively                          16         44         72
                                                 -------    -------    -------

TOTAL ASSETS                                     $    16    $    44    $    72
                                                 =======    =======    =======


LIABILITIES                                      $  --      $  --      $  --
                                                 -------    -------    -------


SHAREHOLDERS' EQUITY
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                         --         --         --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     1,669,734 issued and outstanding,
     respectively                                     17         17         17
   Additional paid-in capital                      2,927      2,927      2,927
   Deficit accumulated during
     the development stage                        (2,928)    (2,900)    (2,872)
                                                 -------    -------    -------

       Total shareholders' equity                     16         44         72
                                                 -------    -------    -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                          $    16    $    44    $    72
                                                 =======    =======    =======


The accompanying notes are an integral part of these financial statements.
                                                                             F-4



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1992. 1991 and 1990
               and the period October 12, 1988 (date of inception)
                            through December 31, 1992

                                                                            Period from
                                                                           October 12, 1988
                                                                          (date of inception)
                                 Year ended    Year ended     Year ended      through
                                December 31,  December 31,   December 31,   December 31,
                                    1992           1991           1990           1992
                                ------------  ------------   ------------   ------------

REVENUES                        $      --      $      --      $      --      $      --
                                -----------    -----------    -----------    -----------

EXPENSES
   Rent and management fees            --             --             --            1,100
   Other expenses                      --             --            1,669          1,711
   Amortization of
     organization costs                  28             28             28            117
                                -----------    -----------    -----------    -----------

     Total expenses                      28             28          1,697          2,928
                                -----------    -----------    -----------    -----------

NET LOSS                        $       (28)   $       (28)   $    (1,697)   $    (2,928)
                                ===========    ===========    ===========    ===========


Net loss per weighted-average
   share of common stock
   outstanding                          nil            nil            nil            nil
                                        ===            ===            ===            ===
Weighted-average number
   of shares of common
   stock outstanding              1,669,734      1,669,734      1,669,734      1,669,687
                                ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1992, 1991 and 1990
               and the period October 12, 1988 (date of inception)
                            through December 31, 1992

                                                                                    Deficit
                                                                                   accumulated
                                                                      Additional    during the
                                              Common Stock              paid-in    development
                                          Shares          Amount      capital        stage           Total
                                       -----------    -----------    -----------   -----------    -----------

Issuance of stock at formation          25,000,000    $       250    $      --     $      --      $       250

Effect of 15 for 1 reverse
   stock split on June 7, 1996,
   including rounding of
   fractional shares                   (23,330,487)          (233)           233          --             --
                                       -----------    -----------    -----------   -----------    -----------

Balance at formation,
   restated                              1,669,513             17            233          --              250

Capital contributed to
  support development                         --             --              600          --              600

Net loss for the period                       --             --             --            (606)          (606)
                                       -----------    -----------    -----------   -----------    -----------

Balances at
  December 31, 1988                      1,669,513             17            833          (606)           244

Issuance of common stock
   for cash to support
   development                                 221           --            2,082          --            2,082

Net loss for the year                         --             --             --            (569)          (569)
                                       -----------    -----------    -----------   -----------    -----------

Balances at
  December 31, 1989                      1,669,734             17          2,915        (1,175)         1,757

Capital contributed to
  support development                         --             --               12          --               12

Net loss for the year                         --             --             --          (1,697)        (1,697)
                                       -----------    -----------    -----------   -----------    -----------

Balances at
  December 31, 1990                      1,669,734             17          2,927        (2,872)            72

Net loss for the year                         --             --             --             (28)           (28)
                                       -----------    -----------    -----------   -----------    -----------

Balances at
  December 31, 1991                      1,669,734    $        17    $     2,927   $    (2,900)   $        44
                                       ===========    ===========    ===========   ===========    ===========



                                   - Continued -

The accompanying notes are an integral part of these financial statements.
                                                                             F-6



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                  Years ended December 31, 1992, 1991 and 1990
               and the period October 12, 1988 (date of inception)
                            through December 31, 1992

                                                             Deficit
                                                            accumulated
                                                Additional   during the
                             Common Stock         paid-in   development
                          Shares      Amount      capital     stage         Total
                        ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1991     1,669,734   $      17   $   2,927   $  (2,900)   $      44

Net loss for the year        --          --          --           (28)         (28)
                        ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1992     1,669,734   $      17   $   2,927   $  (2,928)   $      16
                        =========   =========   =========   =========    =========





The accompanying notes are an integral part of these financial statements.
                                                                             F-7



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1992, 1991 and 1990
               and the period October 12, 1988 (date of inception)
                            through December 31, 1992

                                                                                 Period from
                                                                               October 12, 1988
                                                                              (date of inception)
                                        Year ended   Year ended   Year ended       through
                                       December 31,  December 31, December 31,    December 31,
                                          1992        1991         1990            1992
                                       ------------ ------------ ------------  ------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss for the period            $  (28)     $    (28)     $(1,697)        $(2,928)
     Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities
         Payment of
           organization costs             --            --           --              (133)
         Amortization of
           organization costs               28            28           28             117
                                        ------      --------      -------         -------

Net cash used in operating activities     --            --         (1,669)         (2,944)
                                        ------      --------      -------         -------


CASH FLOWS FROM
   INVESTING ACTIVITIES                   --            --           --              --
                                        ------      --------      -------         -------


CASH FLOWS FROM
   FINANCING ACTIVITIES
     Initial sale of common stock         --            --           --               250
     Capital contributed to
       support development                --            --             12           2,694
                                        ------      --------      -------         -------

Net cash used in financing activities     --            --             12           2,944
                                        ------      --------      -------         -------

DECREASE IN CASH                          --            --         (1,657)           --

Cash at beginning of period               --            --          1,657            --
                                        ------      --------      -------         -------

Cash at end of period                   $ --        $   --        $  --           $  --
                                        ======      ========      =======         =======

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period       $ --        $   --        $  --           $  --
                                        ======      ========      =======         =======
     Income taxes paid for the period   $ --        $   --        $  --           $  --
                                        ======      ========      =======         =======



The accompanying notes are an integral part of these financial statements.
                                                                             F-8

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