Form 10KSB
period 1993-12-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-16
CIK 1023877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1993


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

         No matters were submitted to securities holders during the year ended December 31, 1993.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         The stock does not trade on any exchange or the OTC market. There is no known public market for this security.

         As of January 1, 1994, there were 4,872 holders on record of the Company's common stock, holding a total of 1,669,734 shares.

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

         The Company's independent auditor, S.W. Hatfield, CPA expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company's ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note A in the financial statements of the Company.

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


Item 7.  Financial Statements.

                                                                                        Page


Report of IndependentCertified Public Accountants                                       F-3

Balance Sheets as of December 31, 1993, 1992 and 1991                                   F-4

Statementof Operations F-5 for the years ended December 31, 1993, 1992 and 1991 and for the period from October 12, 1988 (date of inception) through December 31, 1993

Statement of Changes in Shareholders' Equity                                            F-6
         for the period October 12, 1988 (date of inception)
         to December 31, 1993

Statementof Cash Flows F-8 for the years ended December 31, 1993, 1992 and 1991 and for the period from October 12, 1988 (date of inception) through December 31, 1993

Notes to Financial Statement                                                            F-9



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

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

                  None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1993. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 1999

Goung Hei Investment Co., Ltd.



By: /s/ Kevin B. Halter, Jr.
    ------------------------
        Kevin B. Halter, Jr.
        President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/Kevin B. Halter, Jr.                                September 15, 1999
---------------------------
Kevin B. Halter, Jr.
President and Director


/s/Kevin B. Halter, Jr.                                September 15, 1999
---------------------------
Kevin B. Halter
Vice President and Director

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





                        December 31, 1993, 1992 and 1991










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



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                                    CONTENTS



                                                                                           Page


Report of Independent Certified Public Accountants                                          F-3

Financial Statements

   Balance Sheets as of December 31, 1993, 1992 and 1991                                    F-4

   Statements of Operations
     for the years ended  December  31,  1993,  1992 and 1991 and for the period from October 12, 1988 (date of inception)
     through December 31, 1993                                                              F-5

   Statement of Changes in Shareholders' Equity
     for the period October 12, 1989 (date of inception)
     to December 31, 1993                                                                   F-6

   Statements of Cash Flows
     for the years ended  December  31,  1993,  1992 and 1991 and for the period from October 12, 1988 (date of inception)
     through December 31, 1993                                                              F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Goung Hei Investment Co., Ltd.
   (formerly Potentialistics, Inc.)

We have audited the accompanying balance sheets of Goung Hei Investment Co., Ltd. (formerly Potentialistics, Inc.) (a Delaware corporation and a development stage enterprise) as of December 31, 1993, 1992 and 1991 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goung Hei Investment Co., Inc. (formerly Potentialistics, Inc.) (a development stage enterprise) as of December 31, 1993, 1992 and 1991, and the results of its operations and its cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1993, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3

                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                        December 31, 1993, 1992 and 1991



                                                   1993        1992        1991
                                                  -------    -------    -------

ASSETS
   Cash in bank                                   $  --      $  --      $  --
   Organization costs, net of accumulated
   amortization of approximately $133,
   $117and $89, respectively                         --           16         44
                                                  -------    -------    -------

TOTAL ASSETS                                      $  --      $    16    $    44
                                                  =======    =======    =======


LIABILITIES                                       $  --      $  --      $  --
                                                  -------    -------    -------


SHAREHOLDERS' EQUITY
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                          --         --         --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     1,669,734 issued and outstanding,
     respectively                                      17         17         17
   Additional paid-in capital                       2,927      2,927      2,927
   Deficit accumulated during
     the development stage                         (2,944)    (2,928)    (2,900)
                                                  -------    -------    -------

       Total shareholders' equity                    --           16         44
                                                  -------    -------    -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                           $  --      $    16    $    44
                                                  =======    =======    =======


The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1993, 1992 and 1991
               and the period October 12, 1988 (date of inception)
                            through December 31, 1993

                                                                               Period from
                                                                             October 12, 1988
                                                                            (date of inception)
                                Year ended     Year ended     Year ended       through
                                December 31,   December 31,   December 31,    December 31,
                                     1993           1992           1991           1993
                                -----------    -----------    -----------    -----------------


REVENUES                        $      --      $      --      $      --        $      --
                                -----------    -----------    -----------      -----------

EXPENSES
   Rent and management fees            --             --             --              1,100
   Other expenses                      --             --             --              1,711
   Amortization of
     organization costs                  16             28             28              133
                                -----------    -----------    -----------      -----------

     Total expenses                      16             28             28            2,944
                                -----------    -----------    -----------      -----------

NET LOSS                        $       (16)   $       (28)   $       (28)     $    (2,944)
                                ===========    ===========    ===========      ===========


Net loss per weighted-average
   share of common stock
   outstanding                          nil            nil            nil              nil
                                        ===            ===            ===              ===
Weighted-average number
   of shares of common
   stock outstanding              1,669,734      1,669,734      1,669,734        1,669,696
                                ===========    ===========    ===========      ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1993, 1992 and 1991
               and the period October 12, 1988 (date of inception)
                            through December 31, 1993


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



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                  Years ended December 31, 1993, 1992 and 1991
               and the period October 12, 1988 (date of inception)
                            through December 31, 1993

                                                              Deficit
                                                             accumulated
                                                Additional     during the
                               Common Stock       paid-in    development
                         Shares      Amount      capital        stage       Total
                        ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1991     1,669,734   $      17   $   2,927   $  (2,900)   $      44

Net loss for the year        --          --          --           (28)         (28)
                        ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1992    1,669,734          17       2,927      (2,928)          16

Net loss for the year        --          --          --           (16)         (16)
                        ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1993     1,669,734   $      17   $   2,927   $  (2,944)   $    --
                        =========   =========   =========   =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-7


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1993, 1992 and 1991
               and the period October 12, 1988 (date of inception)
                            through December 31, 1993

                                                                                Period from
                                                                              October 12, 1988
                                                                              (date of inception)
                                      Year ended    Year ended    Year ended     through
                                      December 31,  December 31,  December 31,  December 31,
                                         1993         1992         1991          1993
                                      ------------  ------------  ------------ ------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss for the period            $  (16)     $  (28)       $  (28)         $(2,944)
     Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities
         Payment of
           organization costs             --          --            --               (133)
         Amortization of
           organization costs               16          28            28              133
                                        ------      ------        ------          -------

Net cash used in operating activities     --          --            --             (2,944)
                                        ------      ------        ------          -------


CASH FLOWS FROM
   INVESTING ACTIVITIES                   --          --            --               --
                                        ------      ------        ------          -------


CASH FLOWS FROM
   FINANCING ACTIVITIES
     Initial sale of common stock         --          --            --                250
     Capital contributed to
       support development                --          --            --              2,694
                                        ------      ------        ------          -------

Net cash used in financing activities     --          --            --              2,944
                                        ------      ------        ------          -------

DECREASE IN CASH                          --          --            --               --

Cash at beginning of period               --          --            --               --
                                        ------      ------        ------          -------

Cash at end of period                   $ --        $ --          $ --            $  --
                                        ======      ======        ======          =======

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period       $ --        $ --          $ --            $  --
                                        ======      ======        ======          =======
     Income taxes paid for the period   $ --        $ --          $ --            $  --
                                        ======      ======        ======          =======



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