Form 10QSB
period 1994-03-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-16
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
  XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1994

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

                         Goung Hei Investment Co., Ltd.

                Form 10-QSB for the Quarter ended March 31, 1994

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 1994 and 1993

                                   (Unaudited)

                                                               1994       1993
                                                             -------    -------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $  --      $  --
   Organizational costs, net                                    --            9
                                                             -------    -------

Total Assets                                                 $  --      $     9
                                                             =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities                                          $  --      $  --
                                                             -------    -------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized; none
      issued and outstanding                                    --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      1,669,734 issued and outstanding, respectively              17         17
   Additional paid-in capital                                  2,927      2,927
   Deficit accumulated during the development stage           (2,944)    (2,935)
                                                             -------    -------
      Total shareholders' equity                                --            9
                                                             -------    -------

Total Liabilities and Shareholders' Equity                   $  --      $     9
                                                             =======    =======



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Operations
                   Three months ended March 31, 1994 and 1993

                                   (Unaudited)

                                             Three months   Three months
                                                ended          ended
                                               March 31,     March 31,
                                                 1994          1993

Revenues                                     $    --        $      --
                                             ---------      -----------

Expenses
   General and administrative                     --               --
   Depreciation and amortization                  --                  7
                                             ---------      -----------

      Total expenses                              --                  7
                                             ---------      -----------

Net Loss                                     $    --        $        (7)
                                             =========      ===========

Loss per weighted-average
   share of common stock outstanding         nil                    nil

Weighted-average number of shares
   of common stock outstanding               1,669,734        1,669,734
                                             =========      ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 1994 and 1993

                                   (Unaudited)

                                                             Three months   Three months
                                                                 ended          ended
                                                               March 31,      March 31,
                                                                 1994             1993
                                                             ------------   ------------

Cash Flows from Operating Activities
   Net Loss                                                  $    --        $      (7)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                            --                7
                                                             ---------      ---------

Net cash provided by (used in) operating activities               --             --
                                                             ---------      ---------

Cash Flows from Investing Activities                              --             --
                                                             ---------      ---------

Cash Flows from Financing Activities                              --             --
                                                             ---------      ---------

Increase (Decrease) in Cash and Cash Equivalents                  --             --

Cash and cash equivalents at beginning of period                  --             --
                                                             ---------      ---------

Cash and cash equivalents at end of period                   $    --        $    --
                                                             =========      =========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $    --        $    --
                                                             =========      =========
   Income taxes paid (refunded)                              $    --        $    --
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