Form 10QSB
period 1995-09-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-16
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1995

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

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                         Goung Hei Investment Co., Ltd.

              Form 10-QSB for the Quarter ended September 30, 1995

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 1995 and 1994

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



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Operations
             Nine and Three months ended September 30, 1995 and 1994

                                   (Unaudited)

                                        Nine months    Nine months   Three months   Three months
                                           ended          ended          ended          ended
                                       September 30,  September 30,  September 30,  September 30,
                                             1995           1994           1995           1994
                                       -------------  -------------  -------------  -------------
Revenues                               $          --  $          --  $          --  $          --
                                       -------------  -------------  -------------  -------------

Expenses
   General and administrative                     --             --             --             --
   Depreciation and amortization                  --             --             --             --
                                       -------------  -------------  -------------  -------------

      Total expenses                              --             --             --             --
                                       -------------  -------------  -------------  -------------

Net Loss                               $          --  $          --  $          --  $          --
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



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended September 30, 1995 and 1994

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                 ended          ended
                                                             September 30,  September 30,
                                                                   1995           1994
                                                             -------------  -------------
Cash Flows from Operating Activities
   Net Loss                                                  $          --  $          --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                  --             --
                                                             -------------  -------------

Net cash provided by (used in) operating activities                     --             --
                                                             -------------  -------------

Cash Flows from Investing Activities                                    --             --
                                                             -------------  -------------

Cash Flows from Financing Activities                                    --             --
                                                             -------------  -------------

Increase (Decrease) in Cash and Cash Equivalents                        --             --

Cash and cash equivalents at beginning of period                        --             --
                                                             -------------  -------------

Cash and cash equivalents at end of period                   $          --  $          --
                                                             =============  =============

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $         --   $          --
                                                             =============  =============
   Income taxes paid (refunded)                              $         --   $          --
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

                                                 Goung Hei Investment Co., Ltd.


September 10, 1999                               /s/ Kevin B. Halter, Jr.
         ----                                    ------------------------------
                                                     Kevin B. Halter, Jr.
                                                     President and Director