Form 10QSB
period 1996-03-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-16
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 1996

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934

                       For the transition period from ____________ to __________

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

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                         Goung Hei Investment Co., Ltd.

                Form 10-QSB for the Quarter ended March 31, 1996

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 1996 and 1995

                                   (Unaudited)

                                                               1996       1995
                                                             -------    -------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $    --    $    --
   Organizational costs, net                                      --         --
                                                             -------    -------

Total Assets                                                 $    --    $    --
                                                             =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities                                          $    --    $    --
                                                             -------    -------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized; none
      issued and outstanding                                      --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      1,669,734 issued and outstanding, respectively              17         17
   Additional paid-in capital                                  2,927      2,927
   Deficit accumulated during the development stage           (2,944)    (2,944)
                                                             -------    -------

      Total shareholders' equity                                  --         --
                                                             -------    -------

Total Liabilities and Shareholders' Equity                   $    --    $    --
                                                             =======    =======







The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Operations
                   Three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                               Three months  Three months
                                                   ended         ended
                                                 March 31,     March 31,
                                                    1996          1995
                                               ------------  ------------

Revenues                                       $         --  $         --
                                               ------------  ------------

Expenses
   General and administrative                            --            --
   Depreciation and amortization                         --            --
                                               ------------  ------------

      Total expenses                                     --            --

Net Loss                                       $         --  $         --
                                               ============  ============

Loss per weighted-average
   share of common stock outstanding                    nil           nil
                                               ============  ============

Weighted-average number of shares
   of common stock outstanding                    1,669,734     1,669,734
                                               ============  ============







The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                      Three months  Three months
                                                          ended         ended
                                                        March 31,     March 31,
                                                           1996          1996
                                                      ------------  ------------
Cash Flows from Operating Activities
   Net Loss                                           $         --  $         --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                          --            --
                                                      ------------  ------------

Net cash provided by (used in) operating activities             --            --
                                                      ------------  ------------

Cash Flows from Investing Activities                            --            --
                                                      ------------  ------------

Cash Flows from Financing Activities                            --            --
                                                      ------------  ------------

Increase (Decrease) in Cash and Cash Equivalents                --            --

Cash and cash equivalents at beginning of period                --            --
                                                      ------------  ------------

Cash and cash equivalents at end of period            $         --  $         --
                                                      ============  ============

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                    $         --  $         --
                                                      ============  ============
   Income taxes paid (refunded)                       $         --  $         --
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

                                                 Goung Hei Investment Co., Ltd.


September 10, 1999                                /s/ Kevin B. Halter, Jr.
         ----                                    -------------------------------
                                                      Kevin B. Halter, Jr.
                                                      President and Director