Form 10QSB
period 1996-06-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-16
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1996

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


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES     NO  X
                                                                ---    ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 9, 1999: 1,693,163
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                         Goung Hei Investment Co., Ltd.

                 Form 10-QSB for the Quarter ended June 30, 1996

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 1996 and 1995

                                   (Unaudited)

                                                               1996       1995
                                                             -------    -------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $    --    $    --
   Organizational costs, net                                      --         --
                                                             -------    -------

Total Assets                                                 $    --    $    --
                                                             =======    =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities                                          $    --    $    --
                                                             -------    -------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized; none
      issued and outstanding                                      --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      1,693,163 and 1,669,734 issued
      and outstanding, respectively                               17         17
   Additional paid-in capital                                  5,270      2,915
   Deficit accumulated during the development stage           (5,287)    (2,944)
                                                             -------    -------
      Total shareholders' equity                                  --         --
                                                             -------    -------

Total Liabilities and Shareholders' Equity                   $    --    $    --
                                                             =======    =======






The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               3



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Operations
                Six and Three months ended June 30, 1996 and 1995

                                   (Unaudited)

                                         Six months    Six months  Three months  Three months
                                           ended         ended         ended         ended
                                          June 30,      June 30,      June 30,      June 30,
                                            1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------
Revenues                               $         --  $         --  $         --  $         --
                                       ------------  ------------  ------------  ------------

Expenses
   General and administrative                2,343             --         2,343            --
   Depreciation and amortization                --             --            --            --
                                       ------------  ------------  ------------  ------------

      Total expenses                          2,343            --         2,343            --
                                       ------------  ------------  ------------  ------------

Net Loss                               $     (2,343) $         --  $     (2,343) $         --
                                       ============  ============  ============  ============

Loss per weighted-average
   share of common stock outstanding            nil           nil           nil           nil
                                       ============  ============  ============  ============
Weighted-average number of shares
   of common stock outstanding            1,674,211     1,669,734     1,675,081     1,669,734
                                       ============  ============  ============  ============









The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 1996 and 1995

                                   (Unaudited)

                                                          Six months  Six months
                                                            ended       ended
                                                           June 30,    June 30,
                                                             1996        1995
                                                          ----------  ----------
Cash Flows from Operating Activities
   Net Loss                                               $   (2,343) $       --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for reorganization expenses       2,343          --
         Depreciation and amortization                            --          --
                                                          ----------  ----------

Net cash provided by (used in) operating activities               --          --
                                                          ----------  ----------

Cash Flows from Investing Activities                              --          --
                                                          ----------  ----------

Cash Flows from Financing Activities                              --          --
                                                          ----------  ----------

Increase (Decrease) in Cash and Cash Equivalents                  --          --

Cash and cash equivalents at beginning of period                  --          --
                                                          ----------  ----------

Cash and cash equivalents at end of period                $       --  $       --
                                                          ==========  ==========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                        $       --  $       --
                                                          ==========  ==========
   Income taxes paid (refunded)                           $       --  $       --
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

In June 1996, the Company issued 23,429 reverse split shares of the Company's restricted, unregistered common stock to it's majority shareholder for payments made on the Company's behalf, valued at approximately $2,300, for various charges and fees related to the then proposed merger transaction which was not consummated.




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



                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1  - Legal Proceedings

        None

Item 2  - Changes in Securities

       In June 1996, the Company issued 23,429 reverse split shares of the Company's restricted, unregistered common stock to it's majority shareholder for payments made on the Company's behalf, valued at approximately $2,300, for various charges and fees related to the then proposed merger transaction which was not consummated.

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

                                              Goung Hei Investment Co., Ltd.


September 10, 1999                             /s/ Kevin B. Halter, Jr.
         ----                                 ----------------------------------
                                                   Kevin B. Halter, Jr.
                                                   President and Director