Form 10KSB
period 1996-12-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-23
CIK 1023877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1996


                         Commission File No. 33-27439FW

                         Goung Hei Investment Co., Ltd.
                         ------------------------------
                        (Formerly Potentialistics, Inc.)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were: $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1999 was $58,239 (computed by reference to the average bid and asked prices of such stock as of September 23, 1999 as reported on the OTC Bulletin Board.

The number of shares outstanding of the registrant's common stock as of September 23, 1999 was 1,682,345

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

         In June 1996, the Company changed its corporate name to Goung Hei Investment Co., Ltd. in anticipation of an acquisition of a construction company based in Taiwan. This transaction was never consummated.

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

         The company is considered in the  development  stage and, as such,  has
generated  no  significant   operating  revenues  and  has  incurred  cumulative
operating losses of approximately $5,300.

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

         Company's management expects that in connection with any acquisition or merger transaction, that the Management of Company will be transferred to the new controlling shareholders. Company's management will require a declaration from any such company or controlling shareholders, that they have not been convicted in any criminal proceedings or are named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), nor have been subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining them from, or otherwise limiting the engagement in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws.

Item 2.  Description of Property.

         The Company has no properties.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending nor is it aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to securities holders during the year ended December 31, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1999 was $58,239 (computed by reference to the average bid and asked prices of such stock as of September 23, 1999, as reported on the OTC Bulletin Board.

         The number of shares outstanding of the registrant's common stock as of September 23, 1999 was 1,682,345 shares.

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

         Company's management expects that in connection with any acquisition or merger transaction, that the Management of Company will be transferred to the new controlling shareholders. Company's management will require a declaration from any such company or controlling shareholders, that they have not been convicted in any criminal proceedings or are named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), nor have been subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining them from, or otherwise limiting the engagement in any type of business practice; or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws.



Item 7.  Financial Statements.

                                                                                       Page


Report of Independent Certified Public Accountants                                      F-3

Balance Sheets as of December 31, 1996, 1995 and 1994                                   F-4

Statementof Operations F-5 for the years ended December 31, 1996, 1995 and 1994 and for the period from October 12, 1988 (date of inception) through December 31, 1996

Statement of Changes in Shareholders' Equity                                            F-6
         for the period October 12, 1988 (date of inception)
         to December 31, 1996

Statementof Cash Flows F-8 for the years ended December 31, 1996, 1995 and 1994 and for the period from October 12, 1988 (date of inception) through December 31, 1996

Notes to Financial Statement                                                            F-9



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
Group (2  persons)



** Halter Capital Corporation, Kevin B. Halter and Kevin B. Halter, Jr., shall all act collectively as owners of the Company. Securities Transfer
     Corporation is 100% owned by the KL Halter Family Partnership. Kevin B. Halter has no ownership rights in said partnership.

Item 12.  Certain Relationships and Related Transactions.

The Company's President, Kevin B. Halter, Jr., has agreed to provide funds to the Company sufficient to cover the Company expenses relating to its SEC periodic reporting and other minor corporate expenses.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

                  None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1996. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 1999

Goung Hei Investment Co., Ltd.



By:  /s/ Kevin B. Halter, Jr.
     ------------------------
         Kevin B. Halter, Jr.
         President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Kevin B. Halter, Jr.                     September 23, 1999
------------------------
    Kevin B. Halter, Jr.
    President and Director


/s/ Kevin B. Halter, Jr.                     September 23, 1999
------------------------
    Kevin B. Halter
    Vice President and Director

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





                        December 31, 1996, 1995 and 1994




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



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                                    CONTENTS



                                                                                           Page


Report of Independent Certified Public Accountants                                          F-3

Financial Statements

   Balance Sheets as of December 31, 1996, 1995 and 1994                                    F-4

   Statements of Operations
     for the years ended  December  31,  1996,  1995 and 1994 and for the period from October 12, 1988 (date of inception)
     through December 31, 1996                                                              F-5

   Statement of Changes in Shareholders' Equity
     for the period October 12, 1989 (date of inception)
     to December 31, 1996                                                                   F-6

   Statements of Cash Flows
     for the years ended  December  31,  1996,  1995 and 1994 and for the period from October 12, 1988 (date of inception)
     through December 31, 1996                                                              F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Goung Hei Investment Co., Ltd.
   (formerly Potentialistics, Inc.)

We have audited the accompanying balance sheets of Goung Hei Investment Co., Ltd. (formerly Potentialistics, Inc.) (a Delaware corporation and a development stage enterprise) as of December 31, 1996, 1995 and 1994 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goung Hei Investment Co., Inc. (formerly Potentialistics, Inc.) (a development stage enterprise) as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                        December 31, 1996, 1995 and 1994



                                                              1996       1995       1994
                                                             -------    -------    -------

ASSETS
   Cash in bank                                              $  --      $  --      $  --
   Organization costs, net of accumulated
   amortization of approximately $133,
   respectively                                                 --         --         --
                                                             -------    -------    -------

TOTAL ASSETS                                                 $  --      $  --      $  --
                                                             =======    =======    =======


LIABILITIES                                                  $  --      $  --      $  --
                                                             -------    -------    -------


SHAREHOLDERS' EQUITY Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                                     --         --         --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     1,693,163, 1,669,734 and 1,669,734
      issued and outstanding, respectively                        17         17         17
   Additional paid-in capital                                  5,270      2,927      2,927
   Deficit accumulated during
     the development stage                                    (5,287)    (2,944)    (2,944)
                                                             -------    -------    -------

       Total shareholders' equity                               --         --         --
                                                             -------    -------    -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                      $  --      $  --      $  --
                                                             =======    =======    =======


The accompanying notes are an integral part of these financial statements.



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1996, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                            through December 31, 1996

                                                                         Period from
                                                                       October 12, 1988
                                                                       (date of inception)
                                 Year ended    Year ended   Year ended   through
                                December 31,  December 31, December 31,  December 31,
                                     1996          1995         1994          1996
                                -----------    ----------   ----------   -----------------


REVENUES                        $      --      $     --     $     --     $      --
                                -----------    ----------   ----------   -----------

EXPENSES
   Rent and management fees            --            --           --           1,100
   Other expenses                     2,343          --           --           4,054
   Amortization of
     organization costs                --            --           --             133
                                -----------    ----------   ----------   -----------

     Total expenses                   2,343          --           --           5,287
                                -----------    ----------   ----------   -----------

NET LOSS                        $    (2,343)   $     --     $     --     $    (5,287)
                                ===========    ==========   ==========   ===========


Net loss per weighted-average
   share of common stock
   outstanding                          nil           nil          nil           nil
                                        ===           ===          ===           ===
Weighted-average number
   of shares of common
   stock outstanding              1,682,345     1,669,734    1,669,734     1,671,247
                                ===========    ==========   ==========   ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                            through December 31, 1996

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
                                  ===========    ===========    ===========   ===========    ===========



                                  - Continued -

The accompanying notes are an integral part of these financial statements.
                                                                             F-6



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                  Years ended December 31, 1996, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                            through December 31, 1996

                                                                  Deficit
                                                                 accumulated
                                                     Additional   during the
                                  Common Stock       paid-in     development
                             Shares       Amount      capital     stage         Total
                             ---------   ---------   ---------   ---------    ---------
Balances at
  December 31, 1991          1,669,734   $      17   $   2,927   $  (2,900)   $      44

Net loss for the year             --          --          --           (28)         (28)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1992         1,669,734          17       2,927      (2,928)          16

Net loss for the year             --          --          --           (16)         (16)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1993         1,669,734          17       2,927      (2,944)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1994         1,669,734          17       2,927      (2,944)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1995         1,669,734          17       2,927      (2,944)        --

Common stock issued for
   reorganization expenses      23,429        --         2,343        --          2,343

Net loss for the year             --          --          --        (2,343)      (2,343)
                             ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1996          1,693,163   $      17   $   5,270   $  (5,287)   $    --
                             =========   =========   =========   =========    =========





The accompanying notes are an integral part of these financial statements.



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994
               and the period October 12, 1988 (date of inception)
                            through December 31, 1996

                                                                                Period from
                                                                               October 12, 1988
                                                                               (date of inception)
                                         Year ended   Year ended   Year ended    through
                                        December 31, December 31, December 31, December 31,
                                           1996        1995         1994         1996
                                        ------------ ------------ ------------ -------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss for the period            $   (2,343)   $ --         $ --         $(5,287)
     Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities
         Common stock issued for
           reorganization expenses           2,343      --           --           2,343
         Payment of
           organization costs                 --        --           --            (133)
         Amortization of
           organization costs                 --        --           --             133
                                        ----------    ------       ------       -------

Net cash used in operating activities         --        --           --          (2,944)
                                        ----------    ------       ------       -------


CASH FLOWS FROM
   INVESTING ACTIVITIES                       --        --           --            --
                                        ----------    ------       ------       -------


CASH FLOWS FROM
   FINANCING ACTIVITIES
     Initial sale of common stock             --        --           --             250
     Capital contributed to
       support development                    --        --           --           2,694
                                        ----------    ------       ------       -------

Net cash used in financing activities         --        --           --           2,944
                                        ----------    ------       ------       -------

DECREASE IN CASH                              --        --           --            --

Cash at beginning of period                   --        --           --            --
                                        ----------    ------       ------       -------

Cash at end of period                   $     --      $ --         $ --         $  --
                                        ==========    ======       ======       =======

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period       $     --      $ --         $ --         $  --
                                        ==========    ======       ======       =======
     Income taxes paid for the period   $     --      $ --         $ --         $  --
                                        ==========    ======       ======       =======



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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $5,300.

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