Form 10KSB
period 1997-12-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-23
CIK 1023877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT

                   For the Fiscal Year Ended December 31, 1997


                         Commission File No. 33-27439FW

                         Goung Hei Investment Co., Ltd.
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

          None

Securities  Registered  Under Section  12(g) of the Exchange Act:  Common Stock,
0.001 Par Value



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

         The company is considered in the  development  stage and, as such,  has
generated  no  significant   operating  revenues  and  has  incurred  cumulative
operating losses of approximately $5300.00.

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

         No matters were submitted to securities holders during the year ended December 31, 1997.

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



Item 7.  Financial Statements.


                                                                                       Page
                                                                                       ----


Report of Certified Public Accountants                                                  F-3

Balance Sheets as of December 31, 1997, 1996 and 1995                                   F-4

Statementof Operations F-5 for the years ended December 31, 1997, 1996 and 1995 and for the period from October 12, 1988 (date of inception) through December 31, 1997

Statement of Changes in Shareholders' Equity                                            F-6
         for the period October 12, 1988 (date of inception)
         to December 31, 1997

Statementof Cash Flows F-8 for the years ended December 31, 1997, 1996 and 1995 and for the period from October 12, 1988 (date of inception) through December 31, 1996

Notes to Financial Statement                                                            F-9

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

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

          None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1997. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 1999

Goung Hei Investment Co., Ltd.



By:  /s/ Kevin B. Halter, Jr.
     --------------------------
         Kevin B. Halter, Jr.
         President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Kevin B. Halter, Jr.                September 23, 1999
--------------------------
Kevin B. Halter, Jr.
President and Director



/s/ Kevin B. Halter                     September 23, 1999
--------------------------
Kevin B. Halter
Vice President and Director

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





                        December 31, 1997, 1996 and 1995




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


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                                    CONTENTS



                                                                                     Page


Report of Independent Certified Public Accountants                                    F-3

Financial Statements

   Balance Sheets as of December 31, 1997, 1996 and 1995                              F-4

   Statements of Operations
     for the years ended  December  31,  1997,  1996 and 1995 and for the period from October 12, 1988 (date of inception)
     through December 31, 1997                                                        F-5

   Statement of Changes in Shareholders' Equity
     for the period October 12, 1989 (date of inception)
     to December 31, 1997                                                             F-6

   Statements of Cash Flows
     for the years ended  December  31,  1997,  1996 and 1995 and for the period from October 12, 1988 (date of inception)
     through December 31, 1997                                                        F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Goung Hei Investment Co., Ltd.
   (formerly Potentialistics, Inc.)

We have audited the accompanying balance sheets of Goung Hei Investment Co., Ltd. (formerly Potentialistics, Inc.) (a Delaware corporation and a development stage enterprise) as of December 31, 1997, 1996 and 1995 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goung Hei Investment Co., Inc. (formerly Potentialistics, Inc.) (a development stage enterprise) as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                        December 31, 1997, 1996 and 1995



                                                              1997       1996       1995
                                                             -------    -------    -------

ASSETS
   Cash in bank                                              $  --      $  --      $  --
   Organization costs, net of accumulated
   amortization of approximately $133,
   respectively                                                 --         --         --
                                                             -------    -------    -------

TOTAL ASSETS                                                 $  --      $  --      $  --
                                                             =======    =======    =======


LIABILITIES                                                  $  --      $  --      $  --
                                                             -------    -------    -------


SHAREHOLDERS' EQUITY
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                                     --         --         --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     1,693,163, 1,693,163 and 1,669,734
      issued and outstanding, respectively                        17         17         17
   Additional paid-in capital                                  5,270      5,270      2,927
   Deficit accumulated during
     the development stage                                    (5,287)    (5,287)    (2,944)
                                                             -------    -------    -------

       Total shareholders' equity                               --         --         --
                                                             -------    -------    -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                      $  --      $  --      $  --
                                                             =======    =======    =======


The accompanying notes are an integral part of these financial statements.



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1997, 1996 and 1995
               and the period October 12, 1988 (date of inception)
                            through December 31, 1997

                                                                         Period from
                                                                        October 12, 1988
                                                                       (date of inception)
                                Year ended   Year ended     Year ended    through
                               December 31, December 31,   December 31, December 31,
                                    1997          1996          1995          1997
                                ----------   -----------    ----------   -----------


REVENUES                        $     --     $      --      $     --     $      --
                                ----------   -----------    ----------   -----------

EXPENSES
   Rent and management fees           --            --            --           1,100
   Other expenses                     --           2,343          --           4,054
   Amortization of
     organization costs               --            --            --             133
                                ----------   -----------    ----------   -----------

     Total expenses                   --           2,343          --           5,287
                                ----------   -----------    ----------   -----------

NET LOSS                        $     --     $    (2,343)   $     --     $    (5,287)
                                ==========   ===========    ==========   ===========


Net loss per weighted-average
   share of common stock
   outstanding                         nil           nil           nil           nil
                                       ===           ===           ===           ===
Weighted-average number
   of shares of common
   stock outstanding             1,693,163     1,682,345     1,669,734     1,673,622
                                ==========   ===========    ==========   ===========



The accompanying notes are an integral part of these financial statements.



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995
               and the period October 12, 1988 (date of inception)
                            through December 31, 1997

                                                                                     Deficit
                                                                                    accumulated
                                                                     Additional     during the
                                         Common Stock                 paid-in       development
                                    Shares               Amount       capital        stage         Total
                                  -----------         -----------   -----------   -----------    -----------


Issuance of stock at formation     25,000,000         $       250   $      --     $      --      $       250

Effect of 15 for 1 reverse
   stock split on June 7, 1996,
   including rounding of
   fractional shares              (23,330,487                (233)           233          --            --
                                  -----------         -----------   -----------   -----------    -----------

Balance at formation,
   restated                         1,669,513                  17           233          --              250

Capital contributed to
  support development                    --                  --             600          --              600

Net loss for the period                  --                  --            --            (606)          (606)
                                  -----------         -----------   -----------   -----------    -----------

Balances at
  December 31, 1988                 1,669,513                  17           833          (606)           244

Issuance of common stock
   for cash to support
   development                            221                --           2,082          --            2,082

Net loss for the year                    --                  --            --            (569)          (569)
                                  -----------         -----------   -----------   -----------    -----------

Balances at
  December 31, 1989                 1,669,734                  17         2,915        (1,175)         1,757

Capital contributed to
  support development                    --                  --              12          --               12

Net loss for the year                    --                  --            --          (1,697)        (1,697)
                                  -----------         -----------   -----------   -----------    -----------

Balances at
  December 31, 1990                 1,669,734                  17         2,927        (2,872)            72

Net loss for the year                    --                  --            --             (28)           (28)
                                  -----------         -----------   -----------   -----------    -----------

Balances at
  December 31, 1991                 1,669,734         $        17   $     2,927   $    (2,900)   $        44
                                  ===========         ===========   ===========   ===========    ===========



                                  - Continued -

The accompanying notes are an integral part of these financial statements.
                                                                             F-6



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                  Years ended December 31, 1997, 1996 and 1995
               and the period October 12, 1988 (date of inception)
                            through December 31, 1997

                                                                    Deficit
                                                                  accumulated
                                                      Additional  during the
                                  Common Stock         paid-in    development
                               Shares      Amount      capital      stage        Total
                             ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1991          1,669,734   $      17   $   2,927   $  (2,900)   $      44

Net loss for the year             --          --          --           (28)         (28)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1992         1,669,734          17       2,927      (2,928)          16

Net loss for the year             --          --          --           (16)         (16)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1993         1,669,734          17       2,927      (2,944)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1994         1,669,734          17       2,927      (2,944)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1995         1,669,734          17       2,927      (2,944)        --

Common stock issued for
   reorganization expenses      23,429        --         2,343        --          2,343

Net loss for the year             --          --          --        (2,343)      (2,343)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1996         1,693,163          17       5,270      (5,287)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1997          1,693,163   $      17   $   5,270   $  (5,287)   $    --
                             =========   =========   =========   =========    =========



The accompanying notes are an integral part of these financial statements.



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995
               and the period October 12, 1988 (date of inception)
                            through December 31, 1997

                                                                                Period from
                                                                                October 12, 1988
                                                                              (date of inception)
                                        Year ended    Year ended   Year ended   through
                                       December 31,  December 31, December 31,  December 31,
                                           1997          1996       1995          1997
                                       ------------  ------------ ------------ -------------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss for the period            $     --     $   (2,343)    $ --          $(5,287)
     Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities
         Common stock issued for
           reorganization expenses            --          2,343       --            2,343
         Payment of
           organization costs                 --           --         --             (133)
         Amortization of
           organization costs                 --           --         --              133
                                        ----------   ----------     ------        -------

Net cash used in operating activities         --           --         --           (2,944)
                                        ----------   ----------     ------        -------


CASH FLOWS FROM
   INVESTING ACTIVITIES                       --           --         --             --
                                        ----------   ----------     ------        -------


CASH FLOWS FROM
   FINANCING ACTIVITIES
     Initial sale of common stock             --           --         --              250
     Capital contributed to
       support development                    --           --         --            2,694
                                        ----------   ----------     ------        -------

Net cash used in financing activities         --           --         --            2,944
                                        ----------   ----------     ------        -------

DECREASE IN CASH                              --           --         --             --

Cash at beginning of period                   --           --         --             --
                                        ----------   ----------     ------        -------

Cash at end of period                   $     --     $     --       $ --          $  --
                                        ==========   ==========     ======        =======

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period       $     --     $     --       $ --          $  --
                                        ==========   ==========     ======        =======
     Income taxes paid for the period   $     --     $     --       $ --          $  --
                                        ==========   ==========     ======        =======



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