Form 10QSB
period 1998-06-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-23
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1998

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


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES     NO  X
                                                                ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 9, 1999: 1,693,163
                                          ----------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                         Goung Hei Investment Co., Ltd.

                 Form 10-QSB for the Quarter ended June 30, 1998

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 1998 and 1997

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




                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 1998 and 1997

                                   (Unaudited)

                                      Six months    Six months   Three months  Three months
                                        ended         ended         ended         ended
                                       June 30,      June 30,      June 30,      June 30,
                                          1998          1997          1998          1997
                                     ------------  ------------  ------------  ------------
Revenues                             $         --  $         --  $         --  $         --
                                     ------------  ------------  ------------  ------------

Expenses
   General and administrative                  --            --            --            --
   Depreciation and amortization               --            --            --            --
                                     ------------  ------------  ------------  ------------

      Total expenses                           --            --            --            --
                                     ------------  ------------  ------------  ------------

Net Loss                                       --            --            --            --

Other comprehensive income                     --            --            --            --
                                     ------------  ------------  ------------  ------------

Comprehensive Income                 $         --  $         --  $         --  $         --
                                     ============  ============  ============  ============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                          nil           nil           nil           nil
                                     ============  ============  ============  ============

Weighted-average number of shares
   of common stock outstanding          1,693,163     1,693,163     1,693,163     1,693,163
                                     ============  ============  ============  ============







The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                          Six months  Six months
                                                             ended       ended
                                                           June 30,    June 30,
                                                             1998        1997
                                                          ----------  ----------
Cash Flows from Operating Activities
   Net Loss                                               $       --  $       --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for reorganization expenses          --          --
         Depreciation and amortization                            --          --
                                                          ----------  ----------

Net cash provided by (used in) operating activities               --          --
                                                          ----------  ----------

Cash Flows from Investing Activities                              --          --
                                                          ----------  ----------

Cash Flows from Financing Activities                              --          --
                                                          ----------  ----------

Increase (Decrease) in Cash and Cash Equivalents                  --          --

Cash and cash equivalents at beginning of period                  --          --
                                                          ----------  ----------

Cash and cash equivalents at end of period                $       --  $       --
                                                          ==========  ==========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                        $       --  $       --
                                                          ==========  ==========
   Income taxes paid (refunded)                           $       --  $       --
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

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

4. Loss per share
   --------------
      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1998 and 1997, the Company has no outstanding warrants and options issued and outstanding.


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