Form 10KSB
period 1998-12-31
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-23
CIK 1023877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                         OF THE SECURITIES EXCHANGE ACT
                   For the Fiscal Year Ended December 31, 1998


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

         The company is considered in the  development  stage and, as such,  has
generated  no  significant   operating  revenues  and  has  incurred  cumulative
operating losses of approximately $5,300.00.

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

         No matters were submitted to securities holders during the year ended December 31, 1998.

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

         Combination Suitability Standards. In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced.
                                                                               5

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




Item 7.  Financial Statements.


                                                                                       Page


Report of Independent Certified Public Accountants                                      F-3

Balance Sheets as of December 31, 1998, 1997 and 1996                                   F-4

Statementof Operations F-5 for the years ended December 31, 1998, 1997 and 1996 and for the period from October 12, 1988 (date of inception) through December 31, 1998

Statement of Changes in Shareholders' Equity                                            F-6
         for the period October 12, 1988 (date of inception)
         to December 31, 1998

Statementof Cash Flows F-8 for the years ended December 31, 1998, 1997 and 1996 and for the period from October 12, 1988 (date of inception) through December 31, 1998

Notes to Financial Statement                                                            F-9



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

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

                  None.

Reports on Form 8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1998. The Company intends to file a Current Report on Form 8-K with respect to a change in the Company's independent auditor in the near future.

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





/s/ Kevin B. Halter, Jr.                        September 23, 1999
    ---------------------
    Kevin B. Halter, Jr.
    President and Director


/s/ Kevin B. Halter                             September 23, 1999
    ----------------------
    Kevin B. Halter
    Vice President and Director

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





                        December 31, 1998, 1997 and 1996




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



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                                    CONTENTS



                                                                                           Page
                                                                                           ----

Report of Independent Certified Public Accountants                                          F-3

Financial Statements

   Balance Sheets as of December 31, 1998, 1997 and 1996                                    F-4

   Statements of Operations
     for the years ended  December  31,  1998,  1997 and 1996 and for the period from October 12, 1988 (date of inception)
     through December 31, 1998                                                              F-5

   Statement of Changes in Shareholders' Equity
     for the period October 12, 1989 (date of inception)
     to December 31, 1998                                                                   F-6

   Statements of Cash Flows
     for the years ended  December  31,  1998,  1997 and 1996 and for the period from October 12, 1988 (date of inception)
     through December 31, 1998                                                              F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Goung Hei Investment Co., Ltd.
   (formerly Potentialistics, Inc.)

We have audited the accompanying balance sheets of Goung Hei Investment Co., Ltd. (formerly Potentialistics, Inc.) (a Delaware corporation and a development stage enterprise) as of December 31, 1998, 1997 and 1996 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Goung Hei Investment Co., Inc. (formerly Potentialistics, Inc.) (a development stage enterprise) as of December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended and for the period October 12, 1988 (date of inception) through December 31, 1998, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 BALANCE SHEETS
                        December 31, 1998, 1997 and 1996



                                                              1998        1997        1996
                                                             -------    -------    -------

ASSETS
   Cash in bank                                              $  --      $  --      $  --
   Organization costs, net of accumulated
   amortization of approximately $133,
   respectively                                                 --         --         --
                                                             -------    -------    -------

TOTAL ASSETS                                                 $  --      $  --      $  --
                                                             =======    =======    =======


LIABILITIES                                                  $  --      $  --      $  --
                                                             -------    -------    -------


SHAREHOLDERS' EQUITY
   Preferred stock - $0.00001 par value
     10,000,000 shares authorized; none
     issued and outstanding                                     --         --         --
   Common stock - $0.00001 par value
     50,000,000 shares authorized
     1,693,163, respectively                                      17         17         17
   Additional paid-in capital                                  5,270      5,270      5,270
   Deficit accumulated during
     the development stage                                    (5,287)    (5,287)    (5,287)
                                                             -------    -------    -------

       Total shareholders' equity                               --         --         --
                                                             -------    -------    -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                      $  --      $  --      $  --
                                                             =======    =======    =======


The accompanying notes are an integral part of these financial statements.



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  Years ended December 31, 1998, 1997 and 1996
               and the period October 12, 1988 (date of inception)
                            through December 31, 1998

                                                                                 Period from
                                                                               October 12, 1988
                                                                               (date of inception)
                                         Year ended   Year ended   Year ended       through
                                        December 31, December 31, December 31,  December 31,
                                            1998         1997          1996          1998
                                        ----------   ----------   -----------    -----------


REVENUES                                $     --     $     --     $      --      $      --
                                        ----------   ----------   -----------    -----------

EXPENSES
   Rent and management fees                   --           --            --            1,100
   Other expenses                             --           --           2,343          4,054
   Amortization of
     organization costs                       --           --            --              133
                                        ----------   ----------   -----------    -----------

     Total expenses                           --           --           2,343          5,287
                                        ----------   ----------   -----------    -----------

NET LOSS                                      --           --            --             --

OTHER
   COMPREHENSIVE INCOME                       --           --            --             --
                                        ----------   ----------   -----------    -----------

COMPREHENSIVE INCOME                    $     --     $     --     $    (2,343)   $    (5,287)
                                        ==========   ==========   ===========    ===========


Loss per weighted-average
   share of common stock
   outstanding, computed on
   Net Loss - basic and fully diluted          nil          nil           nil            nil
                                              ====          ===           ===            ===

Weighted-average number
   of shares of common
   stock outstanding                     1,693,163    1,693,163     1,682,345      1,675,533
                                        ==========   ==========   ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1997 and 1996
               and the period October 12, 1988 (date of inception)
                            through December 31, 1998

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
                                  ===========    ===========    ===========   ===========    ===========

                                  - Continued -

The accompanying notes are an integral part of these financial statements.
                                                                             F-6


                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
                  Years ended December 31, 1998, 1997 and 1996
               and the period October 12, 1988 (date of inception)
                            through December 31, 1997

                                                                  Deficit
                                                                 accumulated
                                                     Additional   during the
                                 Common Stock          paid-in   development
                               Shares       Amount     capital     stage        Total
                             ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1991          1,669,734   $      17   $   2,927   $  (2,900)   $      44

Net loss for the year             --          --          --           (28)         (28)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1992         1,669,734          17       2,927      (2,928)          16

Net loss for the year             --          --          --           (16)         (16)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1993         1,669,734          17       2,927      (2,944)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1994         1,669,734          17       2,927      (2,944)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1995         1,669,734          17       2,927      (2,944)        --

Common stock issued for
   reorganization expenses      23,429        --         2,343        --          2,343

Net loss for the year             --          --          --        (2,343)      (2,343)
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1996         1,693,163          17       5,270      (5,287)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
   December 31, 1997         1,693,163          17       5,270      (5,287)        --

Net loss for the year             --          --          --          --           --
                             ---------   ---------   ---------   ---------    ---------

Balances at
  December 31, 1998          1,693,163   $      17   $   5,270   $  (5,287)   $    --
                             =========   =========   =========   =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-7



                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
               and the period October 12, 1988 (date of inception)
                            through December 31, 1998

                                                                                Period from
                                                                              October 12, 1988
                                                                              (date of inception)
                                         Year ended   Year ended   Year ended   through
                                        December 31, December 31, December 31, December 31,
                                            1997         1996          1995      1997
                                        ------------ ------------ ------------ ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES
     Net loss for the period            $     --     $     --     $   (2,343)  $(5,287)
     Adjustments to reconcile
       net loss to net cash
       provided by operating
       activities
         Common stock issued for
           reorganization expenses            --           --          2,343     2,343
         Payment of
           organization costs                 --           --           --        (133)
         Amortization of
           organization costs                 --           --           --         133
                                        ----------   ----------   ----------   -------

Net cash used in operating activities         --           --           --      (2,944)
                                        ----------   ----------   ----------   -------


CASH FLOWS FROM
   INVESTING ACTIVITIES                       --           --           --        --
                                        ----------   ----------   ----------   -------


CASH FLOWS FROM
   FINANCING ACTIVITIES
     Initial sale of common stock             --           --           --         250
     Capital contributed to
       support development                    --           --           --       2,694
                                        ----------   ----------   ----------   -------

Net cash used in financing activities         --           --           --       2,944
                                        ----------   ----------   ----------   -------

DECREASE IN CASH                              --           --           --        --

Cash at beginning of period                   --           --           --        --
                                        ----------   ----------   ----------   -------

Cash at end of period                   $     --     $     --     $     --     $  --
                                        ==========   ==========   ==========   =======

SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period       $     --     $     --     $     --     $  --
                                        ==========   ==========   ==========   =======
     Income taxes paid for the period   $     --     $     --     $     --     $  --
                                        ==========   ==========   ==========   =======


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

                         GOUNG HEI INVESTMENT CO., LTD.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4.   Loss per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding.


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