Form 10QSB
period 1999-06-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-09-23
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------    EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1999

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                       Commission File Number: 33-27439FW
                                               ----------

                         Goung Hei Investment Co., Ltd.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                             75-2254391
  ------------------------                              -----------------------
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

                         Goung Hei Investment Co., Ltd.

                 Form 10-QSB for the Quarter ended June 30, 1999

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 1999 and 1998

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



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 1999 and 1998

                                   (Unaudited)

                                       Six months    Six months  Three months  Three months
                                         ended         ended         ended         ended
                                        June 30,      June 30,      June 30,      June 30,
                                          1999          1998          1999          1998
                                     ------------  ------------  ------------  ------------
Revenues                             $         --  $         --  $         --  $         --
                                     ------------  ------------  ------------  ------------

Expenses
   General and administrative                  --            --            --            --
   Depreciation and amortization               --            --            --            --
                                     ------------  ------------  ------------  ------------

      Total expenses                           --            --            --            --
                                     ------------  ------------  ------------  ------------

Net Loss                                       --            --            --            --

Other comprehensive income                     --            --            --            --
                                     ------------  ------------  ------------  ------------

Comprehensive Income                 $         --  $         --  $         --  $         --
                                     ============  ============  ============ =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                          nil           nil           nil           nil
                                     ============  ============  ============ =============

Weighted-average number of shares
   of common stock outstanding          1,693,163     1,693,163     1,693,163     1,693,163
                                     ============  ============  ============ =============








The accompanying notes are an integral part of these financial statements. The financial information presented herein has been prepared by management without audit by independent certified public accountants.
                                                                               4

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                          Six months  Six months
                                                             ended       ended
                                                           June 30,    June 30,
                                                             1999        1998
                                                          ----------  ----------
Cash Flows from Operating Activities
   Net Loss                                               $       --  $       --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for reorganization expenses          --          --
         Depreciation and amortization                            --          --
                                                          ----------  ----------

Net cash provided by (used in) operating activities               --          --
                                                          ----------  ----------

Cash Flows from Investing Activities                              --          --
                                                          ----------  ----------

Cash Flows from Financing Activities                              --          --
                                                          ----------  ----------

Increase (Decrease) in Cash and Cash Equivalents                  --          --

Cash and cash equivalents at beginning of period                  --          --
                                                          ----------  ----------

Cash and cash equivalents at end of period                $       --  $       --
                                                          ==========  ==========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                        $       --  $       --
                                                          ==========  ==========
   Income taxes paid (refunded)                           $       --  $       --
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