Form 10QSB
period 1999-09-30
GOUNG HEI INVESTMENT CO LTD
filed 1999-10-15
CIK 1023877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 15, 1999: 2,286,649

Transitional Small Business Disclosure Format (check one):  YES   NO X

                         Goung Hei Investment Co., Ltd.

              Form 10-QSB for the Quarter ended September 30, 1999

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

Part 1 - Item 1 - Financial Statements

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 1999 and 1998

                                   (Unaudited)

                                                             1999       1998
                                                            --------   --------
                                     ASSETS
Current Assets
   Cash on hand and in bank                                 $   --     $   --
   Organizational costs, net                                    --         --
                                                            --------   --------

Total Assets                                                $   --     $   --
                                                            ========   ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Due to controlling shareholder                           $  2,720   $   --
                                                            --------   --------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.00001 par value
      10,000,000 shares authorized; none
      issued and outstanding                                    --         --
   Common stock - $0.00001 par value
      50,000,000 shares authorized
      2,286,649 and 1,693,163 issued
      and outstanding, respectively                               23         17
   Additional paid-in capital                                 56,076      5,270
   Deficit accumulated during the development stage          (58,819)    (5,287)
                                                            --------   --------
      Total shareholders' equity                                --         --
                                                            --------   --------

Total Liabilities and Shareholders' Equity                  $   --     $   --
                                                            ========   ========



The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 1999 and 1998

                                   (Unaudited)

                                             Nine months  Nine months   Three months   Three months
                                                ended        ended          ended          ended
                                            September 30, September 30, September 30,  September 30,
                                                1999          1998          1999           1998
                                            -----------    ----------   -----------    -----------


Revenues                                    $      --      $     --     $      --      $      --
                                            -----------    ----------   -----------    -----------

Expenses
   Reorganization and settlement expenses        53,532          --          53,532           --
   General and administrative expenses             --            --            --             --
   Depreciation and amortization                   --            --            --             --
                                            -----------    ----------   -----------    -----------

      Total expenses                             53,532          --          53,532           --
                                            -----------    ----------   -----------    -----------

Net Loss                                        (53,532)         --         (53,532)          --

Other comprehensive income                         --            --            --             --
                                            -----------    ----------   -----------    -----------

Comprehensive Income                        $   (53,532)   $     --     $   (53,532)   $      --
                                            ===========    ==========   ===========    ===========

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                        $     (0.03)   nil          $     (0.03)           nil
                                            ===========    ==========   ===========    ===========

Weighted-average number of shares
   of common stock outstanding                1,727,946     1,693,163     1,796,378      1,693,163
                                            ===========    ==========   ===========    ===========


The accompanying notes are an integral part of these financial  statements.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.


                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)
                            Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                             Nine months     Nine months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                 1999            1998
                                                             -------------   -------------

Cash Flows from Operating Activities
   Net Loss                                                  $(53,532)        $     --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for reorganization
            and settlement  expenses                           50,812               --
         Increase in due to majority shareholder                2,720               --
                                                             --------         ----------

Net cash provided by (used in) operating activities              --                 --
                                                             --------         ----------

Cash Flows from Investing Activities                             --                 --
                                                             --------         ----------

Cash Flows from Financing Activities                             --                 --
                                                             --------         ----------

Increase (Decrease) in Cash and Cash Equivalents                 --                 --

Cash and cash equivalents at beginning of period                 --                 --
                                                             --------         ----------

Cash and cash equivalents at end of period                   $   --           $     --
                                                             ========         ==========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $   --           $     --
                                                             ========         ==========
   Income taxes paid (refunded)                              $   --           $     --
                                                             ========         ==========



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

                         Goung Hei Investment Co., Ltd.
                        (formerly Potentialistics, Inc.)
                        (a development stage enterprise)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Goung Hei Investment Co., Ltd. (Company) was incorporated on October 12, 1988, as Potentialistics, Inc., under the laws of the State of Delaware, as a wholly-owned subsidiary of Texas American Group, Inc., a publicly-owned corporation (TAG). TAG caused the Company to register 1,585,733 shares of its initial 25,000,000 issued and outstanding shares of common stock with the Securities and Exchange Commission on Form S-18. TAG then distributed the registered shares to TAG shareholders. The Company has had no substantial operations or substantial assets since inception. The business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's shareholders will benefit.

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $59,000.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the Securities and Exchange Commission. The accompanying financial statements do not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1999.

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

4. Loss per share
   --------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding.


Note C - Common Stock Transactions

On September 30, 1999, the Company issued an aggregate 593,486 shares of unregistered, restricted common stock in connection with the settlement of certain previously unknown oral obligations incurred during the negotiations held in anticipation of a acquisition of a construction company based in Taiwan. This acquisition transaction was never consummated. Approximately 175,200 of these shares were concurrently transferred between unrelated third parties for approximately $15,000 cash. Accordingly, this settlement transaction was valued at approximately $50,872 (or $0.085616 per share).

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

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       On September 30, 1999, the Company issued 175,200 shares of unregistered, restricted common stock to Mr. Jin G. Yeng Wu and 418,286 shares of unregistered, restricted common stock to Mr. Mao-Tse Yang in connection with the settlement of certain previously unknown oral obligations incurred during the negotiations held in anticipation of a acquisition of a construction company based in Taiwan. This acquisition transaction was never consummated. Approximately 175,200 of these shares were concurrently transferred between unrelated third parties for approximately $15,000 cash. Accordingly, this settlement transaction was valued at approximately $50,872 (or $0.085616 per share).

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

                                                  Goung Hei Investment Co., Ltd.


October    15   , 1999                            /s/ Kevin B. Halter, Jr.
        --------                                  ------------------------------
                                                            Kevin B. Halter, Jr.
                                                          President and Director