Form 10KSB
period 1999-12-31
MORGAN COOPER INC
filed 2000-04-19
CIK 1023877

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          -------------
                           FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________to____________

                 Commission File Number: 0-21457

               -----------------------------------

                       MORGAN COOPER, INC.
      (Exact name of registrant as specified in its charter)


Delaware                                               75-2254391
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification No.)


    214 West 39th Street, Suite 1006, New York, New York 10018
             (Address of principal executive offices)

                          (212) 739-3039
         (Issuer's telephone number, including area code)


                               N/A
       (Former name, former address and former fiscal year,
                  if changed since last report)


Securities registered under section 12(b)
 of the Exchange Act:                                        None

Securities registered under section 12(g)
 of the Exchange Act:                        Common Stock, no par


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES [X]    NO [ ]

     Check here if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB
or any amendment to this Form 10-KSB.                         [ ]

     Revenues for the year ending December 31, 1999 were $671,346.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the common stock on March 31, 2000 was approximately $30,800,000. As of March 31, 2000, the Company had 13,924,301 shares of common stock issued and outstanding.



                       MORGAN COOPER, INC.
                           FORM  10-KSB

           for the fiscal year ended December 31, 1999

                        TABLE OF CONTENTS

Part I

Item 1.   Description of Business

Item 2    Description of Property

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of
          Security Holders

Part II

Item 5    Market for the Company's Common Equity and
          Related Stockholder Matters

Item 6    Management's Discussion and Analysis and
          Plan of Operation

Item 7    Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16(a) of the Exchange Act

Item 10   Executive Compensation

Item 11   Security Ownership of Certain Beneficial
          Owners and Management

Item 12   Certain Relationships and Related Transactions

Item 13   Exhibits and Reports on Form 8-K

          SIGNATURES



                              PART I


ITEM 1. DESCRIPTION OF BUSINESS

     Background

     On November 18, 1999, Goung Hei Investment, Co., Ltd., a Delaware corporation ("Company"), entered into a Reorganization and Stock Purchase Agreement, by and among the Company, the shareholders of Company, who are or will be the owners of or otherwise represent at least eighty-three (83%) of all the issued and outstanding common stock and Morgan Cooper, Inc., a New York corporation. Pursuant to the terms and conditions set forth in that agreement, 11,637,652 newly-issued shares of the common stock of the Company, which is a publicly-held corporation and whose stock traded on the OTC market under "GHIC", were issued in exchange for all of the issued and outstanding common stock of Morgan Cooper, Inc. and for the conversion of $500,000 of convertible debt, thereby making Morgan Cooper, Inc. a wholly-owned subsidiary of the Company. This exchange of shares represents approximately 83% of the issued and outstanding shares of common stock of the Company and effectively transfers control to Morgan Cooper, Inc. At the time of the exchange, the Company had no assets or liabilities of any kind. Simultaneously, the sole officer and director of the Company resigned and the following two directors were elected to replace him: Morgan Cooper, President, and Zarina Cooper, Vice President, Secretary and Treasurer.

     The Company's Board of Directors approved a resolution to change the name of the corporation, and on January 27, 2000, the Company filed with the Secretary of State of Delaware changing its name from Goung Hei Investment, Co., Ltd., to Morgan Cooper, Inc.

     Current Operations

     Morgan and Zarina Cooper are the Company's principal designers and are involved in all aspects of the design process. The Morgan Cooper collections are designed to provide the consumer with fresh and updated looks by combining classic contemporary styling, in both fabrics and leathers, with special attention to unique details and fit to appeal to their target market who desire high quality, designer clothes at competitive prices. The Company plans to compete with top designers by offering a comparable line of high fashion and quality products at prices below its competitors.

     The private label business and its substantial contracts have enabled Mr. Cooper's prior business endeavors to realize large volume profits with negligible increase in overhead. Through his existing relationships with the Tsinlien Garments Co., Ltd. in China, the Company believes it can deliver a broad range of product lines for men, women and children. This advantage should afford the Company the ability to compete on the same level as companies with much greater resources and market presence.

     Design

     All of the Company's designing will be done in-house by both Morgan Cooper and Zarina Cooper, who together have over 25 years' experience in fashion design. Zarina Cooper will be in charge of heading up and implementing all aspects of the design process. She has extensive industry experience in design on every level of the process and brings the experience in design including but not limited to European, Asian, and United Stated retail markets.
Her experience, tastes and knowledge of fabrics are reflected in the Morgan Cooper and private label collections and have greatly contributed to the success of the Coopers' prior business venture, Sin by Morgan Cooper, Inc.

     Womenswear

     The Company expects to use its Morgan Cooper line of products to target woman's contemporary sportswear and spearhead the growth of the brand. The Company believes it can find a successful niche in new classic, exciting, high fashion sportswear, providing high quality at affordable prices. The Company also plans to develop this niche market using its private label. The Company will design, source, market and distribute womenswear under Morgan Cooper and private label. A collection consisting of knitwear, dresses, skirts, blouses, jackets, pants, and accessories will be layered to produce combinations that are varied in styles and fabrics to produce an affordable, quality, unique high fashion look.

     The Morgan Cooper collections will consist of four seasonal and one industry presentation. The spring and fall collections will be presented at industry trade shows. The Company currently has plans to exhibit and sell its product lines internationally as well.

     Wholesale

     The Company intends to distribute its wholesale products through better department and specialty stores and boutiques. Private label products will be sold to large established department chain stores and brand labels. The Company's customers include J.C. Penney and BMW, who have been customers of the Coopers' prior business venture. The Company plans to utilize the private label to develop an immediate presence in higher end retail locations, which are historically dominated by more established retail designers.

     Internet Retail

     The Company also plans to sell its Morgan Cooper products directly to the consumer via the Internet. The Company has plans in the near future to expand its Internet presence, which currently consists of an informational website, to include a full e-commerce site designed to accept orders and payment from major credit cards and to have the order flow directly to the manufacturer for fulfillment. The Company believes that its optimal customer profile (19-40 middle to upper income) uses and is comfortable with the Internet and is familiar with E-commerce marketing of garments and accessories; however, in order to market and sell products through its website, the Company must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. The Company plans to enlist the assistance of an Internet consultant to assist it in developing and launching its retail website. The success of the Company's Internet retail sales will depend upon the acceptance of the Internet as a medium for commerce by consumers, as well as the Company's ability to develop and maintain a retail website.

     Employees

     As of the date of this filing, the Company employs seven persons in addition to Morgan and Zarina Cooper, and Gary Kotler.
As the Company expands its programs, it intends to hire additional management personnel, as well additional part time and full time employees.

     (i) The Company's performance is substantially dependent on the performance of its executive officers. In particular, the Company's success depends on their ability to design, produce and market the Company's various clothing lines and products.

     (ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel, if and when the need for such personnel arises.

     (iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's current principal executive offices and showroom are located at 214 West 39th Street, Suite 1006, New York, New York 10018. The Company has a sub-lease agreement in place, at a monthly rate of $3,733 per month, expiring December 31, 2003.

     On February 15, 2000, the Company entered into a two-year lease for space for a design studio with monthly rent of $5,000 per month. On April 1, 2000, the Company entered into a sub-lease agreement for its new principal executive office and showroom space located at 350 Fifth Avenue, Suite 1222, New York, New York 10118. The sub-lease agreement calls for a lease rate of $6,000 per month and expires on October 31, 2001.

     After relocating its principal executive offices to the Fifth Avenue location, the Company intends to us the 39th Street showroom for the Morgan Cooper women's clothing lines and the Fifth Avenue showroom for its men's clothing lines.


ITEM 3.  LEGAL PROCEEDINGS

     As of the date of this filing, and subsequent to the year ended December 31, 1999, the Company, its wholly owned subsidiary, Tianjian Garments USA, Inc. and certain of its key employees have been named as defendants in a lawsuit seeking compensatory and punitive damages. The suit alleges tortious interference of contractual relations resulting from the Company's hiring of two former employees of the plaintiff who were subject to employment agreements. The Company intends to vigorously contest the lawsuit, however management is unable at this time to evaluate the ultimate outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition and results of operations of the Company. The Company's litigation counsel believes that there is a likelihood that the case will be dismissed upon the Company's upcoming motion therefor.

     Notwithstanding the foregoing, to the best knowledge of the officers and directors of the Registrant, neither the Registrant nor any of its officers or directors are parties to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Registrant or its officers or directors. None of the officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In November of 1999, shareholders of the Company (at that time known as Goung Hei Investment Co., Ltd.) owning or otherwise representing not less than seventy-five percent (75%) of the issued and outstanding shares of common stock of the Company voted to approve a Reorganization and Stock Purchase Agreement dated November 18, 1999 (the "Agreement"). Pursuant to the terms of the Agreement, the Company acquired 100% of the issued and outstanding stock of Morgan Cooper, Inc. (a New York corporation) in exchange for 11,637,652 newly-issued shares of the Company's common stock, resulting in the new shareholders controlling approximately 83% of the Company. A copy of the Agreement was filed with the Company's Form 8-K filed on November 24, 1999, and is available for review.

     Notwithstanding the foregoing, for the fourth quarter of the fiscal year ending December 31, 1999, there were no other matters submitted to a vote of security holders through the solicitation of proxies or otherwise.



                             PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Market Information

     The Company's shares of common stock trade on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "MCII". The following table sets forth the range of high and low daily closing prices of the Company's common stock per quarter as provided by NASDAQ Trading and Marketing Services (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessary represent actual transactions).


Common Stock           2000            1999
                  -------------- ---------------
                   High    Low     High    Low

Quarter ended:

March 31:          8.75   3.00          N/A
June 30:               N/A              N/A
September 30:          N/A              N/A
December 31:           N/A         5.00    2.25


     Shareholders

     As of March 31, 2000, there were approximately 4,841 shareholders of record, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares in "street name".

     Recent Sales of Unregistered Securities

     In March, 2000, the Company issued a Private Placement Memorandum offering up to 1,600,000 shares of the Company's common stock, with an attached warrant open for three years to purchase an additional share of common stock, for an offering price of $3.75 per unit. The offering is being conducted under Rule 506 of Regulation D of the Securities Act of 1933.

     Applicability of Low-Priced Stock Risk Disclosure
Requirements.

     The securities of the Company will be considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any national exchanges. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

     Dividend Matters

     The Company has not paid or declared any dividends upon its common stock since its inception, and does not contemplate or anticipate paying any dividends in the foreseeable future. Any future declaration of cash or stock dividends will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, earnings, and liquidity of the Company as well as other factors that the Board of Directors may deem relevant.

     Reports to Shareholders

     The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The Company will be required to comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
         OPERATION

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in
Item 7 of this Form 10-KSB report.

     During the next twelve months, the Company plans to design, manufacturer and distribute "better" women's sportswear under the Morgan Cooper brand to be distributed through specialty and "better" department stores, and also to produce private label goods for retailers such as J.C. Penny, Walmart, K-Mart, Sears and Target.

     In March of 2000, the Company commenced the solicitation of funds through a Regulation D, Rule 506 private placement memorandum ("PPM"). The Company intends to raise $6,000,000 through the sale of 1,600,000 shares of the Company's common stock with an attached three-year warrant to purchase an additional share of common stock at a price of $3.75. The net proceeds from the offering will be used as working capital, to repay current outstanding indebtedness and for general corporate purposes, and should cover the Company's expenses for the next twelve months.

     Operating Subsidiary

     The Company has established a wholly-owned subsidiary called Tianjin Garment USA, Inc. ("Tianjin"). Tianjin commenced operations in January 2000. Tianjin will specialize in private label sales to five major accounts: Walmart, K-Mart, J.C. Penney, Target and Sears. Tianjin has hired a very strong management team of George Powell, Michael Russo, James Toth and Michael Gevertz. In 1999, this management team designed and sold over $69,000,000 to the five accounts listed above. These individuals have consistently achieved similar sales figures for the past eleven years while working for other companies.

     George Powell is the chief executive officer and will assume responsibility for strategic planning of all domestic and international operations and all sales to J.C. Penney. Michael Russo is the vice president of sales and will assume responsibility for sales plans and specific direction of all Walmart programs. Jimmy Toth is the chief operating officer and will assume responsibility for all domestic and international operations and merchandising operations. Michael Gevertz is the vice president of marketing and will assume responsibility for sales plans and specific direction of all Sears and Target stores programs.

     Advertising, Sales and Marketing

     The Company plans to capitalize on the existing Morgan Cooper trademark and to develop, promote and maintain a consistent image through coordination of advertising, merchandising and promotion, both in retail stores and on the Internet. The Company plans to advertise in magazines such as Elle, Vogue and Harper's Bazaar, as well as on television, to promote its high quality, contemporary, sophisticated image to women aged 19-40, a slightly younger demographic group than that targeted by the Company's most prominent competitors.

     Growth Strategies

     The Company's strategy will employ six major elements which it believes will result in successful market penetration:

1. Rapid expansion of the private label division through expanded product sales within existing private label and brand label customers.

2.   Support for Tinanjin USA Inc.

3. Creation of five unique annual collections to be exhibited at trade shows and to existing buyers and clientele.

4.   Exploitation of its strategic alliance with Tsinlien
Garments Co., Ltd.

5. Creation of a successful awareness campaign, including print, television and electronic media, for the designer and private label lines of Morgan Cooper.

6. Implementation of a full e-commerce Internet site to market the Morgan Cooper trademark labels over the Internet.

     Sourcing

     The Company's sourcing strategy will be to contract for the manufacture of its product lines and collections. Outsourcing will allow the Company to maximize production flexibility while avoiding significant capital expenditures, work-in-process inventory buildups and the costs of managing a large production work force. The Company will inspect products manufactured by contractors to insure that they meet the Company's quality standards.

     The Company will import most of its finished goods because it believes it can import higher quality at lower costs than can be achieved domestically in the United States. Senior management has extensive long-term relationships with the manufacturers of the Morgan Cooper trademark products and has established a relationship with Tsinlien Garments Co., Ltd. group in China for the manufacture of the private label products. The Company's production and sourcing staff will oversee all aspects of apparel manufacturing and production, the negotiation for raw materials and the research and development of new products and sources.
The Company's agreement with Tsinlien Garments Co., Ltd., and its agreements with several other manufacturers in China that are being assigned by the Company's predecessor, will allow the Company effectively to compete and maintain high profit margins by allowing the Company to purchase raw goods at cost and the contract manufacturer to manufacture and distribute the products to the retail clients and clientele of the Company. Although the Company's relationship with Tsienlien is relatively new, management believes that Tsienlien has the capacity and quality control systems to enable it to satisfy the Company's needs. Tsinlien Garments Co., which has 40 garment factories within mainland China, has been successfully manufacturing garments for European and Asian designers for 35 years. It is a subsidiary of Tianjin Development Corp., a major Chinese conglomerate, and one of only eight mainland Chinese companies currently trading on the Hong Kong Stock Exchange (Hang Seng Index).

     The Company expects to have its products manufactured according to plans prepared each year, which reflect prior year's experience, current fashion trends, economic conditions and management estimates of the performance of its various fashion lines. In certain cases, the Company expects to negotiate separately with suppliers for sale of raw materials, which will then be purchased by its contractors in accordance with the Company's specifications. The Company intends to limit its exposure to holding excess inventory by committing to purchase a portion of total projected demand. The Company believes it will be able to satisfy the excess demand through reorders. The Company believes that its policy of limiting its commitments for purchases early in the season will reduce its exposure to excess inventory and obsolescence.

     The Company's reliance on third party manufacturing could result in the Company being unable to deliver on a timely basis, which could result in the cancellation of orders, refusal to accept orders or a reduction in purchase price, any of which could have a material adverse effect on the Company's financial condition and results of operations. Although the Company believes that in the event and if needed, the Company can replace such suppliers in a timely manner, there can be no assurance that such suppliers could be replaced in a timely manner, and the loss of such suppliers could have a significant effect on the Company's short-term operation results.

     Seasonality of Business

     The Company's business varies with general seasonal trends that are characteristic of the apparel industry, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year, as compared to the second half of its fiscal year. On a quarterly basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year.

     FORWARD-LOOKING STATEMENTS AND BUSINESS CONSIDERATIONS

     Certain statements contained herein are forward-looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify "forward-looking statements include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the failure of certain key members of the Company's design teams or management, including Morgan and Zarina Cooper, to continue to be active in the business of the Company; (ii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company; (iii) risks associated with the receipt, pricing, and timing of customer orders; (iv) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (v) a change in retailer or consumer acceptance of the Company's products; (vi) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (vii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (viii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (ix) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (x) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xi) changes in product mix to ones which are less profitable; (xii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks;
(xiii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds;
(xiv) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xv) the violation of labor or other laws by any independent manufacturer or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.


ITEM 7.  FINANCIAL STATEMENTS


                      MORGAN COOPER, INC.
             (f/k/a Goung Hei Investment Co., Ltd.)

               CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999

MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)

DECEMBER 31, 1999



CONTENTS

                                                  Page

Independent Auditors' Report                      1

Consolidated Financial Statements:

    Balance Sheet                                 2

    Statement of Operations                       3

    Statement of Stockholders' Deficiency         4

    Statement of Cash Flows                       5

    Notes to Financial Statements                6-8

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Morgan Cooper, Inc. and Subsidiaries
(f/k/a Goung Hei Investment Co., Ltd.)
New York, New York


We have audited the accompanying consolidated balance sheet of Morgan Cooper, Inc. (f/k/a Goung Hei Investment Co., Ltd.) as of December 31, 1999, and the related consolidated statements of income, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morgan Cooper, Inc. (f/k/a Goung Hei Investment Co., Ltd.) as of December 31, 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has negative working capital and a stockholder's deficiency. In addition, the company experienced significant losses from operations and has limited revenues during the first quarter of 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                        /s/ Sobel & Co., LLC
                                        Certified Public
                                        Accountants

Livingston, New Jersey
April 15, 2000

MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999


ASSETS

CURRENT ASSETS:
     Cash                                         $   25,184
     Accounts receivable                                 -
     Notes receivable                                125,000
     Merchandise inventory                            48,330
                                                  ----------
          Total Current Assets                       198,514


OTHER ASSETS:
     Security deposit                                 11,500
     Deferred tax asset                                  -
                                                  ----------
          Total Other Assets                          11,500
                                                  ----------

                                                  $  210,014
                                                  ==========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                             $  198,407
     Bridge loans payable                             70,000
     Deferred tax liability                              -
     Income taxes payable                                380
                                                  ----------
          Total Current Liabilities                  268,787


STOCKHOLDERS' DEFICIENCY:
     Capital stock, par value $.00001;
      50,000,000 shares authorized,
      13,924,301 shares outstanding                      139
     Additional paid-in capital                      565,020
     Accumulated deficit                            (623,932)
                                                  ----------
Total Stockholders' Deficiency                       (58,773)
                                                  ----------

                                                  $  210,014
                                                  ==========


The accompanying notes are an integral part of these financial statements.

MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999



NET SALES                                         $  671,346

COST OF GOODS SOLD
     Purchases                                       528,417
     Less: inventory at end of year                   48,330
                                                  ----------
          Cost of Goods Sold                         480,087
                                                  ----------

GROSS PROFIT                                      $  191,259
                                                  ==========

OPERATING EXPENSES:
     Product development                             149,978
     Consulting fee                                  209,271
     Reorganization and settlement                   142,062
     Rent                                             45,509
     Hong Kong office expenses                        52,200
     Advertising and promotion                        17,228
     Professional fees                                66,338
     Telephone                                        16,102
     Quality control - production                      6,460
     Travel and entertainment                         76,623
     Warehouse                                         5,127
     General insurance                                 5,079
     Freight-in                                        7,654
     Office expenses                                   8,312
     Interest and bank charges                         1,582
                                                  ----------
          Total Operating Expenses                   809,525
                                                  ----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (618,265)

PROVISION FOR STATE AND CITY INCOME TAXES                380
                                                  ----------

NET LOSS                                          $ (618,645)
                                                  ==========

NET LOSS PER COMMON SHARE                         $    (0.27)
                                                  ==========

WEIGHTED AVERAGE NUMBER
 COMMON SHARES OUTSTANDING                         2,298,765
                                                  ==========


The accompanying notes are an integral part of these financial statements.


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
YEAR ENDED DECEMBER 31, 1999


                         Common    Common    Additional
                         Stock     Stock     Paid-in   Accumulated
                         Shares    Par Value Capital   Deficit        Total
                    -----------------------------------------------------------

Balance at
 December 31, 1998
 (restated)            2,286,649   $ 23      $  5,270  $  (5,293)     $   -

Paid in Capital                                50,710                    50,710
Shares issued in
 connection with
 business combination
 (Note 3)              9,637,652     96         9,060        -            9,156
Shares issued in
 connection with
 conversion of
 bridge loans          2,000,000     20       499,980        -          500,000
Net loss for year ended
 December 31, 1999                                      (618,645)      (618,645)
                    -----------------------------------------------------------
Balance at
 December 31, 1999    13,924,301   $139      $565,020  $(623,938)     $ (58,779)
                    ===========================================================



The accompanying notes are an integral part of these financial statements.


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999



CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
     Net loss                                     $ (618,645)
     Adjustments to reconcile net income to cash
      provided by operating activities:
          Changes in certain assets
           and liabilities:
            (Increase) decrease in:
              Accounts receivable                        -
              Inventory                              (48,330)
              Security deposit                       (11,500)
            Increase (decrease) in:
              Accounts payable                       198,407
              Accrued expenses and taxes                 380
                                                  ----------
            Net Cash Used for
             Operating Activities                   (479,688)
                                                  ----------

  FINANCING ACTIVITIES:
     Additional paid in capital                       59,872
     Proceeds from Bridge Loans Payable              445,000
                                                  ----------
            Net Cash Provided by
             Financing Activities                    504,872
                                                  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             25,184
                                                  ----------

CASH AND CASH EQUIVALENTS:
     Beginning of year                                   -
                                                  ----------

     End of year                                  $   25,184
                                                  ==========

Non Cash Investing and Financing Activities:

     Holders of $500,000 convertible bridge loans, converted the loans to 2,000,000 shares of the Company's common stock.

     The Company entered into $125,000 of bridge loan payable agreements with investors in exchange for promissory notes receivable by the Company.

     The Company entered into a business combination whereby the combining companies exchanged common stock with each other.


The accompanying notes are an integral part of these financial statements.

MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999


NOTE 1  -  ORGANIZATION:

Goung Hei Investment Co., Ltd. ("GHIC") was incorporated on October 12, 1988, under the laws of the State of Delaware. The purpose of GHIC, was to seek out and acquire potential business opportunities. GHIC had limited financial activities. Morgan Cooper, Inc. ("MCII") was incorporated on August 2, 1999, under the laws of the State of New York. Pursuant to a business combination, (see Note 3), MCII became a wholly owned subsidiary of GHIC. On November 24, 1999, GHIC acquired the assets of Tinjain Garment USA, Inc. at which time Tinjain became a wholly owned subsidiary of GHIC. The consolidated Company designs and imports men's and women's private label and name brand apparel, which will be sold to retailers throughout the country.


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
The consolidated financial statements include the accounts of Morgan Cooper, Inc. (DE) f/k/a Goung Hei Investment Co., Ltd., and its wholly-owned subsidiaries Morgan Cooper, Inc. (NY) and Tinjain Garment USA, Inc.. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable:
The company considers accounts receivable to be fully collectible; accordingly no allowance for doubtful accounts is required.

Advertising:
Advertising costs are expensed as incurred.

Cash and Cash Equivalents:
Cash and cash equivalents consist primarily of cash at banks and highly liquid investments with maturities of three months or less.

Inventories:
Inventories are valued at lower of cost or market.

Federal Income Taxes:
The Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (SFAS 109), which provides for the recognition of deferred tax assets, net of an applicable valuation allowance, related to net operating loss carryforwards and certain temporary differences.

Stock Options:
The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the date of grant.


NOTE 3  -  BUSINESS COMBINATION:

Pursuant to a Reorganization and Stock Purchase Agreement dated November 18, 1999, GHIC issued 9,637,652 shares of common stock to the stockholders of MCI in exchange for all of the outstanding shares of MCI. The transaction made MCI a wholly owned subsidiary of GHIC. As part of this combination, the Company also rolled up Tianjian Garment USA, Inc. These transaction have been accounted for under the purchase method of accounting.
Since all entities had minimal operations and assets prior to the combination, the transaction has been valued at zero and no goodwill has been recorded.

In January 2000, GHIC changed its name to "Morgan Cooper, Inc."
(a Delaware Corporation)


NOTE 4  -  GOING CONCERN:

As shown in the accompanying financial statements, the Company has negative working capital and has incurred a material net loss for the year ended December 31, 1999. In addition, the Company has not generated material revenues in the first quarter of 2000 and is currently unable to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management has issued a Private Placement Memorandum with a stock offering of up to 1,600,000 shares generating a maximum of $6,000,000. The proceeds from this private placement will be used as working capital, to repay currently outstanding indebtedness and general corporate purposes. There can not be any assurance as the success of this offering.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 5  -  INCOME TAXES:

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at December 31, 1999:

          Total deferred tax liabilities     $       -
          Total deferred tax assets            170,350
          Total valuation allowance            170,350
                                             ---------
                                             $       -
                                             =========


NOTE 6  -  NOTES PAYABLE:

During 1999, the Company issued $470,000 of 12% convertible promissory notes to prospective investors via a subscription agreement. The notes provide that the promissory notes are convertible into common stock at a price equal to 50% of the price at which such securities are provided in the offering. As of December 31, 1999, $400,000 of the notes were converted into common stock of the Company.


NOTE 7  -  COMMITMENTS AND CONTINGENCIES:

On November 23, 1999, employment contracts were entered into with the Company's Chairman/President and the Executive Vice President/Lead Designer. Both agreements expire in February 2003 and provide a salary of $250,000 and $160,000 per annum, respectively. The agreements provide increases in salary plus bonuses and stock options when the Company achieves certain financial milestones. In addition, payments in the amount of $60,000 will be made on behalf of the Chairman/President in connection with payment of interest on indebtedness of the Company's predecessor, which were personally guaranteed by the Chairman.

In addition, during 1999, the Company entered into employment agreements with four key individuals. These agreements became effective January 3, 2000. The employment agreements are for a term of thirty-nine months and provide for aggregate annual salaries of $1,110,000. The agreements also provide for bonus and stock option incentives based upon specified performance criteria.


NOTE 8  -  LEASE COMMITMENTS:

During December 31, 1999, the Company entered a four year, three month sub-lease agreement for showroom space with monthly rent of $3,733 per month. On February 15, 2000, a two-year lease was entered into for a design studio with rent of $5,000 per month. On April 1, 2000, a one-year, seven-month sub-lease agreement was entered into for office space with monthly rent of $6,000 per month. Rent expense for the year ended December 31, 1999 was $45,509.

At December 31, 1999, future minimum payments on the leases are as follows:

          Year
          -----
          2000                $153,800
          2001                 166,800
          2002                  54,800
          2003                  44,800
                              --------
                              $420,200
                              ========


NOTE 9  -  STOCK OPTION PLANS:

Under terms of the Company's incentive stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. As of December 31, 1999, the Company's stock options available are based on the performance goals of the Company as noted in key personnel employee agreements. At December 31, 1999, there were no options outstanding.


NOTE 10  - SUBSEQUENT EVENTS:

On March 15, 2000, the Company issued a Private Placement
Memorandum offering up to 1,600,000 shares of common stock with an attached warrant open for three years to purchase a share of common stock for an offering price of $3.75 per unit. The
Memorandum provides that up to 13% of the proceeds may be paid to a broker/dealer as a commission and for selling expenses.

As discussed in Note 8, the Company entered into two lease agreements for office and design space.

On January 27, 2000, pursuant to an amendment to the articles of incorporation, Goung Hei Investment Co., Limited, changed its name to Morgan Cooper, Inc., a Delaware corporation.

In April 2000, the Company, its wholly owned subsidiary, Tianjian Garments USA, Inc. and certain of its key employees have been named as defendants in a lawsuit seeking compensatory and punitive damages. The suit alleges tortious interference of contract from the Company's hiring of two former employees of the plaintiff who were subject to employment agreements. The plaintiff initially obtained a temporary restraining order against the Company from doing business with any of the plaintiff's customers, but the Company was successful in having this TRO vacated. The Company intends to vigorously contest the lawsuit, however management is unable to evaluate the ultimate outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition and results of operations of the Company.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Pursuant to a letter dated December 28, 1999, Morgan Cooper,
Inc. (the "Registrant") was informed by its auditors, S. W.
Hatfield, CPA, that the firm would no longer be representing the Registrant as its accountants. The Registrant's Board of Directors subsequently accepted the auditors' resignation.

     In connection with the audits of the fiscal year ended December 31, 1998, and up to the date of resignation, there were no disagreements between the Registrant and Hatfield regarding any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and the firm has not advised the registrant of any reportable events.

     The accountant's report on the financial statements for the previous fiscal year did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     As of March 23, 2000, Morgan Cooper, Inc. (the "Company") retained and appointed the accounting firm of Sobel & Co., LLC as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1999. The decision to retain and appoint the accounting firm of Sobel & Co., LLC has been approved by the Company's Board of Directors.

     Notwithstanding the foregoing, there have been no disagreements with accountants with respect to accounting and/or financial disclosure for any periods reported on in this Form
10-KSB.



                             PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A)
         OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the current directors and executive officers of the
Company:

     Name                  Age                Position
--------------           -------     --------------------------

Morgan Cooper              41        President, Chief Executive
                                     Officer, Director and Lead
                                     Designer

Zarina Cooper              38        Executive Vice President,
                                     Director and Designer

George Powell              47        Director and Chief Executive
                                     Officer of Tianjin

Gary Kotler                45        Chief Financial Officer


     Each director holds office for a one-year term until his successor has been elected and qualified at the annual meeting of the Company's shareholders. Corporate Officers are elected by the Board of Directors and serve at the discretion of the Board.

     Morgan Cooper, President, CEO, Director and Lead Designer. Morgan Cooper from 1984 through 1995 was the co-founder, President and CEO of Synergy Sport International LTD. ("Synergy"). The company was founded with three employees and during Mr. Cooper's tenure with the company, grew to employ 135 persons supporting the warehouse facilities, including 70 people in the main office in Hong Kong. During this time Mr. Cooper was in charge of outsourcing for production, as well as sales and merchandising, and he established all sales pricing for the company product lines. Under Mr. Cooper's guidance, Synergy achieved sales levels in excess of $69 million. The Company's annual pre-tax profits averaged $8 million per annum. Key accounts included, among others, Ralph Lauren, Calvin Klein, The Gap, J.C. Penney, Sears, Walmart and K-mart. The Company at this time had established production agreements with three Chinese joint venture factories in Beijing, ShangHi and Jiangsu.

     In 1998 Morgan Cooper founded Sin by Morgan Cooper, Inc., the predecessor to the Company. Mr. Cooper was responsible for the development and sales of both the Morgan Cooper label and the private label business and for developing and maintaining all sales accounts. He was also in charge of developing relationships with the private label customers, which customers will come with Mr. Cooper to the Company. Mr. Cooper was also responsible for overseeing production and sourcing of both raw materials and the quality inspection of finished goods for both the Morgan Cooper and the private label businesses.

     Zarina Cooper, Executive Vice President, Director and Designer. Zarina Cooper from 1989 to 1991 worked in the fashion industry as a model for three European modeling agencies - Fotogen in Zurich, Silhoutte in Geneva and Glamourette in Paris. During this time Zarina participated in most of the haute couture fashion shows in Grand Palais in Paris. Zarina also worked as a fashion model for designers such as ALALA, Bernard Paris, Yves St. Laurent, Jean Louis Scherrer and Emmanual Ungaro. Her experience during this time also included participating in many commercials including a Sony campaign for Asis, BMW Germany, Renault France, La Perla lingerie and modeling swimsuits for Gottex. She also served as a personal stylist for Alaia's collection and as a house model.

     From September 1991 through June 1993 Zarina Cooper attended L'Ecole des Langues et Commerce, the business school division of the University of Geneva where she graduated from the school of Business Management and Diplomacy. From August through December 1993 she trained at the United Nations in Geneva for a position as the Executive Secretary to the Director of Protocol. In 1994 she relocated to the United States to work part-time for her present employer, with her major responsibilities relating to sales and design assistance for Cooper sportswear. In 1998 she began full time employment at Sin By Morgan Cooper, Inc., where she headed the design department and served as Executive Vice President.

     George Powell, CEO of Tianjin and Director of the Company. George Powell from 1996 through 199 was Vice President of Synergy and in charge of marketing and sales for all sales to J.C. Penney. During 1994 and 1995, he was President of Opex USA where he developed strategic plans for building direct factory sales to mass market retailers. From 1989 through 1993, Mr. Powell was Corporate Accounts Manager for Synergy with responsibility for all sales to J.C. Penney retail and catalogue accounts. From July 1986 through 1988, Mr. Powell was Vice President of Corporate Accounts for Zeppelin of California, a young men's national brand sportswear manufacturer. From 1976 through June 1986, Mr. Powell was a corporate buyer for J.C. Penney.

     Gary Kotler, Chief Financial Officer. As an accomplished globally focused Chief Financial Officer and Vice-President of Finance, he brings with him over twenty years experience in the Apparel industry. As a multifaceted leader with a track record of extending expertise beyond finance to improve all areas of an operation. Mr. Kotler has worked in various domestic and international garment manufacturers which have gone thru explosive growth in his previous positions as a CFO and Vice-President of Finance. He has previously worked at Deloitte & Touche.


Compliance with Section 16 of The Securities Exchange Act of 1934

     To the Company's knowledge, based on a review of such materials as are required by the SEC, no officer, director, or beneficial holder of more than five percent of the Company's issued and outstanding shares of common stock has filed with the SEC any form or report required to be so filed pursuant to section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 1999 or prior thereto (see Item 11 for a list of the Company's officers, directors and beneficial holders of more than five percent of the Company's issued and outstanding shares of common stock).

     Based solely on a review of such materials as is required by the SEC, the Company is not aware of any transactions that were not reported.


ITEM 10.  EXECUTIVE COMPENSATION

     In December of 1999, Mr. Cooper entered into an employment agreement with the Company, pursuant to which he will serve as the Company's President, Chief Executive Officer and Lead Designer. Under the agreement, which expires in February, 2003, Mr. Cooper will receive a salary of $250,000 per annum, subject to yearly increases, and will be eligible for certain bonuses and stock options based upon the achievement of certain sales targets.

     In December of 1999, Zarina Cooper entered into an employment agreement with the Company, pursuant which she will serve as the Company's Executive Vice President and Designer.
The thirty-nine month agreement provides for a salary of $160,000 per annum, subject to yearly increases, and certain bonuses, based upon the achievement of certain sales targets.

     Tianjin has entered into employment agreements with each of its four executives. In the aggregate the agreements call for the annual payment of $1,110,000 in annual base salary, plus stock options and bonuses.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The persons set forth on the chart below are known to the Company to be the beneficial owners of more than five percent of the Company's outstanding voting common stock as of March 31, 2000. Information concerning the number and percentage of shares of voting common stock of the Company owned on record and beneficially by management is set forth on the chart below:

                                Shares of common         Percent of
Name and Address of             stock beneficially       common stock
beneficial owner                owned                    owned


Morgan Cooper                     6,540,920                 47.0%
214 West 39th Street, Suite 1006
New York, New York 10018

S.M.P. Financial                    900,000                  6.5%
Consultants, Inc.
One West Camino Real, Suite 118
Boca Raton, Florida 33432

All Directors and Officers        6,540,920                 47.0%
as a group (one person)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     EXHIBIT
     NUMBER    DESCRIPTION
     -------   ----------------------------------------------

      2        Reorganization and Stock Purchase Agreement
               (incorporated by reference to the Form 8-K filed on November 24, 1999)

     10.1      Employment Agreement for Morgan Cooper

     10.2      Employment Agreement for Zarina Cooper

     16 Letter of resignation from the Company's former auditors (incorporated by reference to the Form
               8-K filed on March 6, 2000)

     27        Financial Data Schedule


Reports on Form 8-K

     On November 24, 1999, the Company filed a Form 8-K indicating a change in control of the Company and changes in officers and directors resulting therefrom. The filing included the Reorganization and Stock Purchase Agreement dated November
18, 1999 and a Press Release dated November 22, 1999.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on December 31, 1999 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MORGAN COOPER, INC.


Date:  April 17, 2000           /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  April 17, 2000           /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  April 17, 2000           /s/ George Powell
                                George Powell,
                                Director

Date:  April 17, 2000           /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.


Date:  April 17, 2000           /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  April 17, 2000           /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  April 17, 2000           /s/ George Powell
                                George Powell,
                                Director

Date:  April 17, 2000           /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer

      EXHIBIT 10.1 - Employment Agreement for Morgan Cooper

                       Morgan Cooper, Inc.
                       214 West 39th Street
                     New York, New York 10018



                                             Dec. 2, 1999
Mr. Morgan Cooper
27 West 67 Street - Apt. 6FW
New York, New York 10023

     Re: Term Sheet

Dear Mr. Cooper:

     The purpose of this letter is to summarize our proposal whereby Morgan Cooper, Inc. ("Employer") intends to enter into a formal employment agreement with Morgan Cooper ("Employee"). This letter is subject to the parties entering into a formal agreement, mutually acceptable to all parties. This letter will serve as evidence of each party's good faith and intention to proceed with the transaction subject to the conditions outlined below.

     1.   Compensation.

          (a) The employee will be paid a base salary at a rate of one hundred seventy-five thousand dollars
               ($175,000.00) per annum.

          (b)  The Base Salary shall be increased to Two Hundred
               Fifty Thousand Dollars ($250,000.00) per annum upon the closing of the acquisition of Tianjin
               Garments USA Inc.

          (c) Additionally, the Base Salary shall be increased at the end of each "Annual Period" of this Agreement by fifteen (15%) over the prior years Base Salary as increased by the prior year's Annual Escalations plus an increase of the cost of living over the Base Calender year of 1999. (The 15% escalation and the cost of living escalation shall be jointly referred to as the "Annual Escalations").

     2.   Commissions.   (a)  The Employee will be paid a
          quarterly commission of one percent (1%) of the Net Quarterly Sales with respect to merchandise sold under the Morgan Cooper label and any other private label brand of the Employer. Additionally, the Employee shall receive a quarterly commission of one-half of one percent (1/2 of 1%) of the sales of Tianjin Garments USA, Inc.

     3.   Threshold Compensation.

          A.   Option Grant

               Upon execution of this employment agreement, the Company shall grant to the Employee options to purchase an aggregate of 9,000 shares of the common stock of the Company at an exercise price of $2.625 per share.
          These options shall become exercisable upon the achievement of certain sales targets. Subject to certain restrictions described below, for each incremental increase in the yearly gross sales of the Company in the amount of $20,000,000, options to purchase 1,000,000 shares shall vest and become exercisable. Vesting of options occur on the last date of each fiscal year and shall be restricted during the first two fiscal years following execution of this employment agreement as follows:

               For the year ended December 31, 2000, no more than 800,000 options shall become exercisable. Vesting of any additional options to which the Employee would be entitled due to achievement of sales targets during this fiscal year, shall be delayed. Such additional options shall be exercisable on December 31, 2002.

               For the years ended December 31, 2001, no more than 800,000 options shall become exercisable. Vesting of any additional options to which the Employee would be entitled due to achievement of sales targets during this fiscal year, shall be delayed. Such additional options shall be exercisable on December 31, 2002.

               The options shall terminate on December 31, 2007.

          B.   Bonus Share Award

               In the event that yearly gross sales of the Company exceed $180 million, the Company shall award, to the Employee 1,000,000 shares of Common Stock of the Company for each incremental increase in the yearly gross sales of the Company in the amount of $20,000,000 in addition to the option awarded above; provided that such shares shall not be awarded before December 31, 2002.

          4. Term. The employment term shall be for a period of thirty-nine (39) months. The "First Annual Period" shall be deemed the first fifteen )15) months from the Commencement Date of the Employment hereunder. The Second Annual Period shall be the twelve (12) month period commencing at the end of the First Annual Period and the "Third Annual Period" shall be the twelve (12) month period following the end of the Second Annual Period.

          5. Position. The Employee will be elected as Chairman of the Board and President of the Employer.

          6. Benefits. The Employee shall be provided, at no cost to the Employee, with the following benefits:

               (a) Vacation - Three (3) weeks paid vacation during each Annual Period of this Agreement.

               (b) Life Insurance - The Company shall provide and pay for $1,000,000 Life Insurance policy to be taken out on the live of the Employee. The Employee shall be free to designate the beneficiary on any such life insurance policy paid for by the Company.

               (c) Medical - The Employee shall be provided with medical insurance which shall provide for 100% reimbursement of any medical costs incurred by the Employee.

               (d) The Company shall provide and pay for the preparation of the Employee's annual Tax
                    Returns and Estate Planning advice and
                    analysis.

               (e) Automobile. - The Employee shall be provided with a luxury automobile and the Company will pay all leasing, parking, maintenance, gas, insurance, repairs and all other automobile related expenses.


     If this letter sets forth our understanding, please indicate your acceptance by executing the Term Sheet in the lower left hand corner.

                                   Very truly yours,

                                   MORGAN COOPER INC.



                                   By:__________________________

Agreed and Accepted


______________________
Morgan Cooper

      EXHIBIT 10.2 - Employment Agreement for Zarina Cooper

                       Morgan Cooper, Inc.
                       214 West 39th Street
                     New York, New York 10018



                                             Dec. 3, 1999
Ms. Zarina Cooper
27 West 67th Street - Apt. 6FW
New York, New York 10023

     Re: Term Sheet

Dear Ms. Cooper:

     The purpose of this letter is to summarize our proposal whereby Morgan Cooper, Inc. ("Employer") intends to enter into a formal employment agreement with Morgan Cooper ("Employee"). This letter is subject to the parties entering into a formal agreement, mutually acceptable to all parties. This letter will serve as evidence of each party's good faith and intention to proceed with the transaction subject to the conditions outlined below.

     1.   Compensation.

          (a) The employee will be paid a base salary at a rate of one hundred sixty thousand dollars
               ($160,000.00) per annum.

          (b) Additionally, the Base Salary shall be increased at the end of each "Annual Period" of this Agreement by fifteen (15%) over the prior years Base Salary as increased by the prior year's Annual Escalations plus an increase of the cost of living over the Base Calender year of 1999.

     2.   Commissions.   (a)  The Employee will be paid a
          quarterly commission of one percent (1%) of the Net
          Quarterly Sales with respect to merchandise sold under the Morgan Cooper label and one-half of one percent
          (1/2 of 1%) on the private label brands of the Employer.

     3. Term. The employment term shall be for a period of thirty-nine (39) months. The "First Annual Period" shall be deemed the first fifteen )15) months from the Commencement Date of the Employment hereunder. The Second Annual Period shall be the twelve (12) month period commencing at the end of the First Annual Period and the "Third Annual Period" shall be the twelve (12) month period following the end of the Second Annual Period.

          5. Position. The Employee will be elected as Secretary-Treasurer of the Employer.

          6. Benefits. The Employee shall be provided, at no cost to the Employee, with the following benefits:

               (a) Vacation - Three (3) weeks paid vacation during each Annual Period of this Agreement.

               (b) Life Insurance - The Company shall provide and pay for $1,000,000 Life Insurance policy to be taken out on the live of the Employee. The Employee shall be free to designate the beneficiary on any such life insurance policy paid for by the Company.

               (c) Medical - The Employee shall be provided with medical insurance which shall provide for 100% reimbursement of any medical costs incurred by the Employee.

               (d) The Company shall provide and pay for the preparation of the Employee's annual Tax
                    Returns and Estate Planning advice and
                    analysis.

               (e) Automobile. - The Employee shall be provided with a luxury automobile and the Company will pay all leasing, parking, maintenance, gas, insurance, repairs and all other automobile related expenses.

     If this letter sets forth our understanding, please indicate your acceptance by executing the Term Sheet in the lower left hand corner.

                                   Very truly yours,

                                   MORGAN COOPER INC.



                                   By:__________________________

Agreed and Accepted


______________________
Morgan Cooper