Form 10QSB
period 2000-03-31
MORGAN COOPER INC
filed 2000-05-19
CIK 1023877

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          -------------
                           FORM 10-QSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

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

                          (212) 719-3039
         (Issuer's telephone number, including area code)


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


     Revenues for the three month period ending March 31, 2000 were $53,477.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the common stock on March 31, 2000 was approximately $66,140,430. As of March 31, 2000, the Company had 13,924,301 shares of common stock issued and outstanding.



                       MORGAN COOPER, INC.
                           FORM 10-QSB

               for the quarter ended March 31, 2000


                        TABLE OF CONTENTS


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of
          Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                      MORGAN COOPER, INC.
             (f/k/a Goung Hei Investment Co., Ltd.)

               CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 2000 AND 1999

MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)

MARCH 31, 2000 AND 1999



CONTENTS

                                                  Page

Consolidated Financial Statements (Unaudited):

    Balance Sheet                                 1

    Statements of Operations and
    Stockholders' Deficiency                      2

    Statements of Cash Flows                      3

    Notes to Financial Statements                4-6


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2000
(UNAUDITED)

ASSETS

CURRENT ASSETS:
     Cash                                         $       24
     Accounts receivable                                 500
     Prepaid expense                                  15,000
     Merchandise inventory                            15,067
                                                  ----------
          Total Current Assets                        30,591
                                                  ----------

OTHER ASSETS:
     Security deposit                                 16,500
     Deferred tax asset                                  -
                                                  ----------
          Total Other Assets                          16,500
                                                  ----------

                                                  $   47,091
                                                  ==========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable                             $  518,810
     Bridge loans payable                            267,500
     Stockholders' loans                              50,000
     Deferred tax liability                              -
                                                  ----------
          Total Current Liabilities                  836,310


STOCKHOLDERS' DEFICIENCY:
     Capital stock, par value $.00001;
      50,000,000 shares authorized,
      13,924,301 shares outstanding                      139
     Additional paid-in capital                      565,020
     Accumulated deficit                          (1,354,378)
                                                  ----------
Total Stockholders' Deficiency                      (789,219)
                                                  ----------

                                                  $   47,091
                                                  ==========


See accountants' review report and notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND STOCKHOLDERS' DEFICIENCY (UNAUDITED)



                                             Three Months Ended March 31,
                                             2000           1999

NET SALES                                    $   53,477     $    -

COST OF GOODS SOLD
     Inventory - Beginning of period             48,330          -
     Purchases                                   35,624          -
     Duty and freight                             2,824          -
                                             ----------     ----------
          Goods Available for Sale               86,778          -
     Less: Inventory - end of period             15,067          -
                                             ----------     ----------
          Cost of Goods Sold                     71,711          -
                                             ----------     ----------

GROSS LOSS                                      (18,234)         -
                                             ==========     ==========

OPERATING EXPENSES:
     Officer's salaries                         102,500          -
     Product development                        131,522          -
     Consulting fee                             140,345          -
     Reorganization and settlement costs         22,750          -
     Rent and escalation charges                 32,095          -
     Hong Kong office expenses                   98,936          -
     Advertising and promotion                   33,243          -
     Professional fees                          116,207          -
     Telephone                                    4,106          -
     Payroll Taxes                                9,462          -
     Travel and entertainment                     7,530          -
     Freight-in                                   6,676          -
     Office expenses                              6,389          -
     Interest and bank charges                      451          -
                                             ----------     ----------
          Total Operating Expenses              712,212          -
                                             ----------     ----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES     (730,446)         -

PROVISION FOR INCOME TAXES                          -            -
                                             ----------     ----------

NET LOSS                                       (730,446)         -

STOCKHOLDERS' DEFICIENCY:
     Beginning of Period                        (58,773)         -
                                             ----------     ----------
     End of Period                           $ (789,219)    $    -

NET LOSS PER COMMON SHARE                    $    (0.06)    $    (0.00)
                                             ==========     ==========

WEIGHTED AVERAGE NUMBER
 COMMON SHARES OUTSTANDING                   13,924,301      1,682,345
                                             ==========     ==========


See accountants' review report and notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                             Three Months Ended March 31,
                                             2000           1999

CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
     Net loss                                $ (730,446)    $    -
     Adjustments to reconcile net loss to
      cash provided by operating activities:
          Changes in certain assets
           and liabilities:
            (Increase) decrease in:
              Accounts receivable                  (500)         -
              Inventory                          33,263          -
              Security deposit                   (5,000)         -
              Prepaid expense                   (15,000)         -
            Increase (decrease) in:
              Accounts payable                  320,403          -
              Accrued expenses and taxes           (380)         -
                                             ----------     ----------
            Net Cash Used for
             Operating Activities              (397,660)         -
                                             ----------     ----------

  INVESTING ACTIVITIES:
     Notes receivable                           125,000          -
                                             ----------     ----------

  FINANCING ACTIVITIES:
     Stockholders' loans                         50,000          -
     Proceeds from bridge loans payable         197,500          -
                                             ----------     ----------
            Net Cash Provided by
             Financing Activities               247,500          -
                                             ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (25,160)         -
                                             ----------     ----------

CASH AND CASH EQUIVALENTS:
     Beginning of period                         25,184          -
                                             ----------     ----------

     End of period                           $       24     $    -
                                             ==========     ==========



See accountants' review report and notes to financial statements.


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


NOTE 1  -  ORGANIZATION:

Goung Hei Investment Co., Ltd. ("GHIC") was incorporated on October 12, 1988, under the laws of the State of Delaware. The purpose of Goung Hei Investment Co., Ltd. was to seek out and acquire potential business opportunities. Morgan Cooper, Inc. ("MCII") was incorporated on August 2, 1999, under the laws of the State of New York. Pursuant to a reorganization, (see Note
3), MCII became a wholly owned subsidiary of GHIC. On November 24, 1999, GHIC acquired the assets of Tinjian Garment USA, Inc. at which time Tinjian became a wholly-owned subsidiary of GHIC. The consolidated Company designs and imports men's and women's private and name brand apparel, which will be sold to retailers throughout the country.


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
The consolidated financial statements include the accounts of Morgan Cooper, Inc. (DE) f/k/a Goung Hei Investment Co., Ltd., and its wholly-owned subsidiaries Morgan Cooper, Inc. (NY) and Tinjian Garment USA, Inc.. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable:
The company considers accounts receivable to be fully collectible; accordingly no allowance for doubtful accounts is required. The company will utilize a direct write-off method should accounts receivable be considered uncollectible.

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

Loss Per Share:
Basic net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period.


NOTE 3  -  BUSINESS COMBINATION:

Pursuant to a Reorganization and Stock Purchase Agreement dated November 18, 1999, GHIC issued 9,637,652 shares of common stock to the stockholders of MCII in exchange for all of the outstanding shares of MCII. The transaction made MCII a wholly-owned subsidiary of GHIC. In January 2000, GHIC changed its name to "Morgan Cooper, Inc."


NOTE 4  -  GOING CONCERN:

As shown in the accompanying financial statements, the Company has negative working capital and has incurred a material net loss for the three months then ended. In addition, the Company has not generated material revenues in the first quarter of 2000 and is currently unable to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 11, on March 15, 2000, management issued a Private Placement Memorandum with a stock offering of up to 1,600,000 shares generating a maximum of $6,000,000. The proceeds from this private placement are to be used as working capital, to repay current outstanding indebtedness and general corporate purposes. As of May 12, 2000, no proceeds have been received from this Private Placement Memorandum. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 5  -  INCOME TAXES:

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at March 31, 2000:

          Total deferred tax liabilities     $       -
          Total deferred tax assets            364,150
          Total valuation allowance            364,150
                                             ---------
                                             $       -
                                             =========


NOTE 6  -  NOTES PAYABLE:

During 1999 and 2000, the Company issued $767,500 of 12% convertible promissory notes to prospective investors via a subscription agreement. The notes provide that the promissory notes are convertible into common stock at a price equal to 50% of the price at which such securities are issued in the offering. As of March 31, 2000, $500,000 of the total offering received of $767,500, was converted into common stock of the Company.


NOTE 7  -  LOANS PAYABLE:

During March 2000, the Company received $50,000 from two key stockholders. No terms of the loan have been set except that the amount will be offset by any proceeds received from the Private
Placement Memorandum discussed in Note 11.


NOTE 8  -  COMMITMENTS AND CONTINGENCIES:

On November 23, 1999, employment contracts were entered into with the Chairman/President and the Executive Vice President/Lead Designer. Both agreements expire in August 2002 and provide a salary of $250,000 and $160,000 per annum, respectively. The agreements provide increases in salary plus bonuses and stock options when the Company achieves certain financial milestones. In addition, payments in the amount of $60,000 will be made on behalf of the Chairman/President in connection with payment of interest on indebtedness of the Company's predecessor, which were personally guaranteed.

Also, during 1999, the Company entered into employment agreements with four key individuals. These agreements became effective January 3, 2000. The employment agreements are for a term of thirty-nine months and provide for aggregate annual salaries of $1,110,000. The agreements also provide for bonuses and stock option incentives based upon specified performance criteria.


NOTE 9  -  LEASE COMMITMENTS:

During 1999, the Company entered a four year, three month sub-lease agreement for showroom space with monthly rent of $3,733 per month. On February 15, 2000, a two-year lease was entered into for space for a design studio with monthly rent of $2,000 per month. On April 1, 2000, a one-year, seven-month sub-lease agreement was entered into for office space with monthly rent of $6,000 per month. Rent expense including escalation charges for the three months ended March 31, 1999 was $32,095.

At March 31, 2000, future minimum payments on the leases are as follows:

          Year
          -----
          2000                $132,600
          2001                 164,800
          2002                  54,800
          2003                  44,800
                              --------
                              $397,000
                              ========


NOTE 10  -  STOCK OPTION PLANS:

Under terms of the Company's incentive stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. As of March 31, 2000, the Company's stock options available are based on the performance goals of the Company as noted in key personnel employee agreements. At March 31, 2000, there were no options outstanding.


NOTE 11  -  PRIVATE PLACEMENT MEMORANDUM:

On March 15, 2000, the Company issued a Private Placement
Memorandum offering up to 1,600,000 shares of common stock with an attached warrant open for three years to purchase a share of common stock for an offering price of $3.75 per share.

As discussed in Note 4, as of May 12, 2000, no proceeds have been received.


NOTE 12  -  SUBSEQUENT EVENTS:

As discussed in Note 8, the Company entered into a lease agreement on April 1, 2000.

In April 2000, the Company, its wholly-owned subsidiary, Tianjian Garments USA, Inc. and certain of its key employees have been named as defendants in a lawsuit seeking compensatory and punitive damages. The suit alleges tortious interference of contract from the Company's hiring of two former employees of the plaintiff who were subject to employment agreements. The plaintiff initially obtained a temporary restraining order against the Company from doing business with any of the plaintiff's customers, but the Company was successful in having this TRO vacated. The Company intends to vigorously contest the lawsuit, however management is unable to evaluate the ultimate outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition and results of operations of the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in
Item 1 of this Form 10-QSB report.

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

     Operating Subsidiary

     The Company has established a wholly-owned subsidiary called Tianjin Garment USA, Inc. ("Tianjin"). Tianjin commenced operations in January 2000. Tianjin will specialize in private label sales to five major accounts: Walmart, K-Mart, J.C. Penney, Target and Sears. Tianjin has hired a very strong management team of George Powell, Michael Russo, and James Toth. In 1999, this management team designed and sold over $69,000,000 to the five accounts listed above. These individuals have consistently achieved similar sales figures for the past eleven years while working for other companies.

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


                             PART II

ITEM 1.   LEGAL PROCEEDINGS

     As of the date of this filing, the Company, its wholly-owned subsidiary, Tianjian Garments USA, Inc. and certain of its key employees have been named as defendants in a lawsuit seeking compensatory and punitive damages. The suit alleges tortious interference of contractual relations resulting from the Company's hiring of two former employees of the plaintiff who were subject to employment agreements. The Company intends to vigorously contest the lawsuit, however management is unable at this time to evaluate the ultimate outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition and results of operations of the Company. The Company's litigation counsel believes that there is a likelihood that the case will be dismissed upon the Company's upcoming motion therefor.

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


ITEM 2.  CHANGES IN SECURITIES

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For the first quarter of the fiscal year ending December 31, 2000, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     EXHIBIT
     NUMBER    DESCRIPTION
     -------   ----------------------------------------------

     16 Letter of resignation from the Company's former auditors (incorporated by reference to the Form
               8-K filed on March 6, 2000)

     27        Financial Data Schedule


Reports on Form 8-K

     On April 13, 2000, the Company filed an 8-K indicating an
Item 4 Change in Registrant's Certifying Accountants. As of March 23, 2000, Morgan Cooper, Inc. (the "Company") retained and appointed the accounting firm of Sobel & Co., LLC as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1999. The decision to retain and appoint the accounting firm of Sobel & Co., LLC has been approved by the Company's Board of Directors.

     A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on March 31, 2000 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MORGAN COOPER, INC.


Date:  May 15, 2000             /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  May 15, 2000             /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  May 15, 2000             /s/ George Powell
                                George Powell,
                                Director

Date:  May 15, 2000             /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.


Date:  May 15, 2000             /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  May 15, 2000             /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  May 15, 2000             /s/ George Powell
                                George Powell,
                                Director

Date:  May 15, 2000             /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer