Form 10QSB
period 2000-06-30
MORGAN COOPER INC
filed 2000-08-16
CIK 1023877

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          -------------
                           FORM 10-QSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000

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


     Revenues for the six month period ending June 30, 2000 were $63,847.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the common stock on June 30, 2000 was approximately $38,291,828. As of June 30, 2000, the Company had 13,924,301 shares of common stock issued and outstanding.



                       MORGAN COOPER, INC.
                           FORM 10-QSB

               for the Quarter ended June 30, 2000


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

          SIGNATURES

                              PART I

ITEM 1.  FINANCIAL STATEMENTS


                      MORGAN COOPER, INC.
             (f/k/a Goung Hei Investment Co., Ltd.)

               CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 2000 AND 1999

MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)

JUNE 30, 2000 AND 1999



CONTENTS

                                                  Page


Consolidated Financial Statements (Unaudited):

    Balance Sheet                                 1

    Statements of Operations and
    Stockholders' Deficiency                      2

    Statement of Stockholders' Deficiency         3

    Statements of Cash Flows                      4

    Notes to Consolidated Financial Statements    5-8


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED BALANCE SHEET
June 30, 2000
(UNAUDITED)

ASSETS

CURRENT ASSETS:
     Cash                                         $    3,104
     Accounts receivable                              10,370
     Merchandise inventory                            30,510
                                                  ----------
          Total Current Assets                        43,984
                                                  ----------

OTHER ASSETS:
     Security deposits                                22,500
     Deferred tax asset                                  -
                                                  ----------
          Total Other Assets                          22,500
                                                  ----------

                                                  $   66,484
                                                  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses        $  553,259
     Payroll taxes and withholding payable            99,901
     Bridge loans payable                             62,500
     Stockholders' loans                             869,700
     Deferred tax liability                              -
                                                  ----------
          Total Current Liabilities                1,585,360
                                                  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Capital stock, par value $.00001;
      50,000,000 shares authorized,
      13,924,301 shares outstanding                      139
     Additional paid-in capital                      565,020
     Accumulated deficit                          (2,084,035)
                                                  ----------
          Total Stockholders' Deficiency          (1,518,876)
                                                  ----------

                                                  $   66,484
                                                  ==========


See notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND STOCKHOLDERS' DEFICIENCY (UNAUDITED)



                                             Six Months Ended June 30,
                                                2000           1999
                                             ----------     ----------

NET SALES                                    $   63,847     $    -

COST OF GOODS SOLD
     Inventory - Beginning of period             48,330          -
     Purchases                                   61,364          -
     Duty and freight                             2,823          -
                                             ----------     ----------
          Goods Available for Sale              112,517          -
     Less: Inventory - end of period             30,510          -
                                             ----------     ----------
          Cost of Goods Sold                     82,007          -
                                             ----------     ----------

GROSS LOSS                                      (18,160)         -
                                             ==========     ==========

OPERATING EXPENSES:
     Officers' salaries                         357,500          -
     Product development                        334,907          -
     Consulting fee                             202,433          -
     Reorganization and settlement costs         22,750          -
     Rent and escalation charges                 82,671          -
     Hong Kong office expenses                  150,320          -
     Advertising and promotion                   49,540          -
     Professional fees                          123,943          -
     Telephone                                   18,792          -
     Payroll Taxes                               37,967          -
     Travel and entertainment                    24,417          -
     Freight-in                                  16,506          -
     Office expenses                             18,317          -
     Interest and bank charges                    1,880          -
                                             ----------     ----------
          Total Operating Expenses            1,441,943          -
                                             ----------     ----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES   (1,460,103)         -

PROVISION FOR INCOME TAXES                          -            -
                                             ----------     ----------

NET LOSS                                     (1,460,103)         -

STOCKHOLDERS' DEFICIENCY:
     Beginning of Period                       (623,932)         -
                                             ----------     ----------
     End of Period                          $(2,084,035)    $    -
                                             ==========     ==========

NET LOSS PER COMMON SHARE                    $    (0.10)    $    -
                                             ==========     ==========

WEIGHTED AVERAGE NUMBER
 COMMON SHARES OUTSTANDING                   13,924,301      1,693,163
                                             ==========     ==========


See notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000

                         Common         Common    Additional
                         Stock          Stock     Paid-In        Accumulated
                         Shares         Par Value Capital        Deficit        Total
                         -----------    ----      --------       ---------      ----------

Balance at
December 31, 1999         13,924,301    $139      $565,020       $(623,932)     $  (58,779)

Shares acquired in
 connection with
 the issuance of
 shareholders loan
 (Note 7)                   (637,533)     (6)     (204,994)            -          (205,000)
Shares issued in
 connection with
 conversion of
 bridge loans (Note 7)       637,533       6       204,994             -           205,000
Net loss for the
 six months ended
 June 30, 2000                   -       -             -        (1,460,103)     (1,460,103)
                         -----------    ----      --------       ---------      ----------
Balance at
 June 30, 2000            13,924,301    $139      $565,020     $(2,084,035)    $(1,518,876)
                         ===========    ====      ========       =========      ==========


See notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                             Six Months Ended June 30,
                                                2000           1999
                                             ----------     ----------

CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
     Net loss                               $(1,460,103)    $    -
     Adjustments to reconcile net loss to
      cash provided by operating activities:
          Changes in certain assets
           and liabilities:
            (Increase) decrease in:
              Accounts receivable               (10,370)         -
              Merchandise inventory              17,820          -
              Security deposits                 (11,000)         -
             Increase (decrease) in:
              Accounts payable                  354,852          -
              Accrued expenses and taxes           (380)         -
              Payroll taxes and
               withholding payable               99,901
                                             ----------     ----------
            Net Cash Used for
             Operating Activities            (1,009,280)         -
                                             ----------     ----------

  INVESTING ACTIVITIES:
     Notes receivable                           125,000          -
                                             ----------     ----------

  FINANCING ACTIVITIES:
     Stockholders' loans                        664,700          -
     Proceeds from bridge loans payable         197,500          -
                                             ----------     ----------
            Net Cash Provided by
             Financing Activities               862,200          -
                                             ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (22,080)         -
                                             ----------     ----------

CASH AND CASH EQUIVALENTS:
     Beginning of period                         25,184          -
                                             ----------     ----------

     End of period                           $    3,104     $    -
                                             ==========     ==========


NON CASH INVESTING AND FINANCING ACTIVITIES:
     Increase in stockholder loan
      payable in exchange for stock          $  205,000
                                             ==========
     Bridge loan converted to
      common stock                           $ (205,000)
                                             ==========


See notes to financial statements.


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(UNAUDITED)


NOTE 1  -  ORGANIZATION:

Goung Hei Investment Co., Ltd. ("GHIC") was incorporated on October 12, 1988, under the laws of the State of Delaware. The purpose of Goung Hei Investment Co., Ltd. was to seek out and acquire potential business opportunities. Morgan Cooper, Inc. ("MCII") was incorporated on August 2, 1999, under the laws of the State of New York. Pursuant to a reorganization, (see Note
3), MCII became a wholly owned subsidiary of GHIC. On November 24, 1999, GHIC acquired the assets of Tianjian Garment USA, Inc. at which time Tianjian became a wholly-owned subsidiary of GHIC. The consolidated Company designs and imports men's and women's private and name brand apparel, which will be sold to retailers throughout the country.


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
The consolidated financial statements include the accounts of Morgan Cooper, Inc. (DE) f/k/a Goung Hei Investment Co., Ltd., and its wholly-owned subsidiaries Morgan Cooper, Inc. (NY) and Tianjian Garment USA, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Stock Options and Warrants:
The Company accounts for stock options and warrants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes no compensation expense related to employee stock options and warrants, as no options and warrants are granted at a price below the market price on the date of grant.

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

As shown in the accompanying financial statements, the Company has negative working capital and has incurred a material net loss for the six months ended June 30, 2000. In addition, the Company has not generated material revenues through the second quarter of 2000 and is currently unable to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 11, the Private Placement Memorandum issued on March 15, 2000 was terminated on June 15, 2000. Management is continuing to seek out investors and during July, 2000, has received proceeds from an accredited investor of $750,000. These proceeds were used to satisfy outstanding obligations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 5  -  INCOME TAXES:

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at June 30, 2000:

    Total deferred tax liabilities     $     -
    Total deferred tax assets            364,150
    Total valuation allowance           (364,150)
                                       ---------
                                       $     -
                                       =========


NOTE 6  -  NOTES PAYABLE:

During 1999 and 2000, the Company issued $767,500 of 12% convertible promissory notes to prospective investors via a subscription agreement. The notes provide that the promissory notes are convertible into common stock at a price equal to 50% of the price at which such securities are issued in the offering. As of June 30, 2000, $705,000 of the total offering received of $767,500, was converted into common stock of the Company.

NOTE 7  -  SHAREHOLDERS' LOANS:

On June 8, 2000, a principal shareholder contributed 637,533 shares of Morgan Cooper stock in exchange for a shareholder loan payable of $205,000. The shares were subsequently issued to third parties in order to satisfy outstanding bridge loans payable.


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

In April 2000, the Company, its wholly-owned subsidiary, Tianjian Garments USA, Inc. and certain of its key employees have been named as defendants in a lawsuit seeking compensatory and punitive damages. The suit alleges tortious interference of contract from the Company's hiring of two former employees of the plaintiff who were subject to employment agreements. The plaintiff initially obtained a temporary restraining order ("TRO") against the Company from doing business with any of the plaintiff's customers, but the Company was successful in having this TRO vacated. The Company intends to vigorously contest the lawsuit, however management is unable to evaluate the ultimate outcome or whether the resulting liability, if any, would have a material adverse effect on the financial condition and results of operations of the Company.

In June, 2000, the Company entered into a consulting agreement wit an individual to provide financial public relations services for a term of one year in exchange for 50,000 shares of stock and warrants to purchase up to 650,000 shares of stock with an exercise price of $3.50 per share and a three-year expiration.
As of the financial statement date, the stock and warrants have not been issued and the financial statements do not include any adjustment.

NOTE 9  -  LEASE COMMITMENTS:

During 1999, the Company entered a four year, three month sub-lease agreement for showroom space with monthly rent of $3,733 per month. On February 15, 2000, a two-year lease was entered into for space for a design studio with monthly rent of $2,000 per month. On April 1, 2000, a one-year, seven-month sub-lease agreement was entered into for office space with monthly rent of $6,000 per month. Rent expense including escalation charges for the three months ended March 31, 1999 was $32,095.
At June 30, 2000, future minimum payments on the leases are as follows:

               Year
               ----
               2000         $  88,400
               2001           164,800
               2002            54,800
               2003            44,800
                              -------

                            $ 352,800
                            =========

NOTE 10  -  STOCK OPTION PLANS:

Under terms of the Company's incentive stock option plans, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. As of June 30, 2000, the Company's stock options available are based on the performance goals of the Company as noted in key personnel employee agreements. At June 30, 2000, there were 800,000 options outstanding.


NOTE 11  -  PRIVATE PLACEMENT MEMORANDUM:

On March 15, 2000, the Company issued a Private Placement Memorandum offering up to 1,600,000 shares of common stock with an attached warrant open for three years to purchase a share of common stock for an offering price of $3.75 per share.
As per the Private Placement memorandum, on June 15, 2000, ninety days after the initial offering, the placement terminated since no proceeds were received.


NOTE 12  -  SUBSEQUENT EVENTS:

As discussed in Note 4, the Company has received proceeds from an accredited investor in July, 2000 in exchange for 500,000 shares of common stock and 250,000 non-dilutive warrants with an exercise price of $2.00 per share for a duration of three years.

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

     Operating Subsidiary

     The Company has established a wholly-owned subsidiary called Tianjin Garment USA, Inc. ("Tianjin"). Tianjin commenced operations in January 2000. Tianjin will specialize in private label sales to five major accounts: Walmart, K-Mart, J.C. Penney, Target and Sears. Tianjin has hired a strong management team of George Powell, Michael Russo, and James Toth. In 1999, this management team designed and sold over $69,000,000 to the five accounts listed above. These individuals have consistently achieved similar sales figures for the past eleven years while working for other companies.

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

2.   Support for Tianjin USA Inc.

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

     The Company will import most of its finished goods because it believes it can import higher quality at lower costs than can be achieved domestically in the United States. Senior management has extensive long-term relationships with the manufacturers of the Morgan Cooper trademark products and has established a relationship with Tsinlien Garments Co., Ltd. group in China for the manufacture of the private label products. The Company's production and sourcing staff will oversee all aspects of apparel manufacturing and production, the negotiation for raw materials and the research and development of new products and sources.
The Company's agreement with Tsinlien Garments Co., Ltd., and its agreements with several other manufacturers in China that are being assigned by the Company's predecessor, will allow the Company effectively to compete and maintain high profit margins by allowing the Company to purchase raw goods at cost and the contract manufacturer to manufacture and distribute the products to the retail clients and clientele of the Company. Although the Company's relationship with Tsinlien is relatively new, management believes that Tsinlien has the capacity and quality control systems to enable it to satisfy the Company's needs. Tsinlien Garments Co., which has 40 garment factories within mainland China, has been successfully manufacturing garments for European and Asian designers for 35 years. It is a subsidiary of Tianjin Development Corp., a major Chinese conglomerate, and one of only eight mainland Chinese companies currently trading on the Hong Kong Stock Exchange (Hang Seng Index).

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     EXHIBIT
     NUMBER    DESCRIPTION
     -------   ----------------------------------------------

     27        Financial Data Schedule


     A copy of any of the exhibits listed or referred to above, if any, will be furnished at a reasonable cost to any person who was a shareholder of the Company on June 30, 2000 upon receipt from any such person of written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MORGAN COOPER, INC.


Date:  August 14, 2000          /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  August 14, 2000          /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  August 14, 2000          /s/ George Powell
                                George Powell,
                                Director

Date:  August 14, 2000          /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.


Date:  August 14, 2000          /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  August 14, 2000          /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  August 14, 2000          /s/ George Powell
                                George Powell,
                                Director

Date:  August 14, 2000          /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer