Form 10QSB
period 2000-09-30
MORGAN COOPER INC
filed 2000-11-30
CIK 1023877

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          -------------
                           FORM 10-QSB

(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000

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


      350 Fifth Avenue, Suite 1222, New York, New York 10118
             (Address of principal executive offices)

                          (212) 594-4600
         (Issuer's telephone number, including area code)


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


     Revenues for the nine month period ending September 30, 2000 were $156,445.

     The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing price of the common stock on September 29, 2000, was approximately $19,922,058. As of September 30, 2000, the Company had 14,757,635 shares of common stock issued and outstanding.



                       MORGAN COOPER, INC.
                           FORM 10-QSB

             for the Quarter ended September 30, 2000


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

                  September 30, 2000 AND 1999

MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)

September 30, 2000 AND 1999



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


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED BALANCE SHEET
September 30, 2000
(UNAUDITED)

ASSETS

CURRENT ASSETS:
     Cash                                         $   43,404
     Accounts receivable                              24,808
     Merchandise inventory                            41,822
                                                  ----------
          Total Current Assets                       110,034
                                                  ----------

OTHER ASSETS:
     Security deposits                                22,500
     Deferred tax asset                                  -
                                                  ----------
          Total Other Assets                          22,500
                                                  ----------

                                                  $  132,534
                                                  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses        $  262,068
     Payroll taxes and withholding payable           163,138
     Bridge loans payable                             62,500
     Stockholders' loans                             830,000
     Deferred tax liability                              -
                                                  ----------
          Total Current Liabilities                1,317,706
                                                  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
     Capital stock, par value $.00001;
      50,000,000 shares authorized,
      14,757,635 shares outstanding                      147
     Additional paid-in capital                    1,815,013
     Accumulated deficit                          (3,000,332)
                                                  ----------
          Total Stockholders' Deficiency          (1,185,172)
                                                  ----------

                                                  $  132,534
                                                  ==========


See notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND STOCKHOLDERS' DEFICIENCY (UNAUDITED)



                                           Nine Months Ended September 30,
                                                2000           1999
                                             ----------     ----------

NET SALES                                    $  156,445     $    -

COST OF GOODS SOLD
     Inventory - Beginning of period             48,330          -
     Purchases                                  142,386          -
     Duty and freight                             3,195          -
                                             ----------     ----------
          Goods Available for Sale              193,911          -
     Less: Inventory - end of period             41,822          -
                                             ----------     ----------
          Cost of Goods Sold                    152,089          -
                                             ----------     ----------

GROSS LOSS                                      (4,356)          -
                                             ==========     ==========

OPERATING EXPENSES:
     Officers' salaries                         612,500          -
     Product development                        568,036          -
     Consulting fee                             280,387          -
     Reorganization and settlement costs        158,250          -
     Rent and escalation charges                134,847          -
     Hong Kong office expenses                  166,977          -
     Advertising and promotion                   59,574          -
     Professional fees                          172,727          -
     Telephone                                   37,361          -
     Payroll Taxes                               43,788          -
     Travel and entertainment                    76,440          -
     Freight-in                                  28,701          -
     Office expenses                             31,543          -
     General Insurance                            4,609          -
     Salesmen Commissions                         2,017          -
     Interest and bank charges                    2,742          -
                                             ----------     ----------
          Total Operating Expenses            2,380,499          -
                                             ----------     ----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES   (2,376,143)         -

PROVISION FOR INCOME TAXES                          257          -
                                             ----------     ----------

NET LOSS                                     (2,376,400)         -

STOCKHOLDERS' DEFICIENCY:
     Beginning of Period                       (623,932)         -
                                             ----------     ----------
     End of Period                          $(3,000,332)    $    -
                                             ==========     ==========

NET LOSS PER COMMON SHARE                    $    (0.17)    $    -
                                             ==========     ==========

WEIGHTED AVERAGE NUMBER
 COMMON SHARES OUTSTANDING                   14,060,831      1,693,163
                                             ==========     ==========


See notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                         Common         Common    Additional
                         Stock          Stock     Paid-In        Accumulated
                         Shares         Par Value Capital        Deficit        Total
                         -----------    ----      --------       ---------      ----------

Balance at
December 31, 1999         13,924,301    $139      $565,020       $(623,932)     $  (58,773)
Shares acquired in
 connection with
 the issuance of
 shareholders loan
 (Note 7)                   (637,533)     (6)     (204,994)            -          (205,000)
Shares issued in
 connection with
 conversion of
 bridge loans (Note 7)       637,533       6       204,994             -           205,000
Shares issued in
 connection with
 private placement
 funding                     833,334       8     1,249,993             -         1,250,001
Net loss for the
 nine months ended
 September 30, 2000              -         -           -        (2,376,400)     (2,376,400)
                         -----------    ----      --------       ---------      ----------
Balance at
 September 30, 2000       14,757,635    $147    $1,815,013     $(3,000,332)    $(1,185,172)
                         ===========    ====      ========       =========      ==========


See notes to financial statements.



MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                         Nine Months Ended September 30,
                                                2000           1999
                                             ----------     ----------

CASH FLOWS PROVIDED BY (USED FOR):
  OPERATING ACTIVITIES:
     Net loss                               $(2,376,400)    $    -
     Adjustments to reconcile net loss to
      cash provided by operating activities:
          Changes in certain assets
           and liabilities:
            (Increase) decrease in:
              Accounts receivable               (24,808)         -
              Merchandise inventory               6,508          -
              Security deposits                 (11,000)         -
             Increase (decrease) in:
              Accounts payable                   63,661          -
              Accrued expenses and taxes           (380)         -
              Payroll taxes and
               withholding payable              163,138
                                             ----------     ----------
            Net Cash Used for
             Operating Activities            (2,179,281)         -
                                             ----------     ----------

  INVESTING ACTIVITIES:
     Notes receivable                           125,000          -
                                             ----------     ----------

  FINANCING ACTIVITIES:
     Stockholders' loans                        625,000          -
     Proceeds from private placement funding  1,250,001          -
     Proceeds from bridge loans payable         197,500          -
                                             ----------     ----------
            Net Cash Provided by
             Financing Activities             2,072,501          -
                                             ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS        18,220          -
                                             ----------     ----------

CASH AND CASH EQUIVALENTS:
     Beginning of period                         25,184          -
                                             ----------     ----------

     End of period                           $   43,404     $    -
                                             ==========     ==========


NON CASH INVESTING AND FINANCING ACTIVITIES:
     Increase in stockholder loan
      payable in exchange for stock          $  205,000
                                             ==========
     Bridge loan converted to
      common stock                           $ (205,000)
                                             ==========


See notes to financial statements.


MORGAN COOPER, INC.
(f/k/a Goung Hei Investment Co., Ltd.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(UNAUDITED)


NOTE 1  -  ORGANIZATION:

Goung Hei Investment Co., Ltd. ("GHIC") was incorporated on October 12, 1988, under the laws of the State of Delaware. The purpose of Goung Hei Investment Co., Ltd. was to seek out and acquire potential business opportunities. Morgan Cooper, Inc. ("MCII") was incorporated on August 2, 1999, under the laws of the State of New York. Pursuant to a reorganization, (see Note
3), MCII became a wholly owned subsidiary of GHIC. On November 24, 1999, GHIC acquired the assets of Tianjian Garments USA, Inc. at which time Tianjian became a wholly-owned subsidiary of GHIC. The consolidated Company designs and imports men's and women's private and name brand apparel, which will be sold to retailers throughout the country.


NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
The consolidated financial statements include the accounts of Morgan Cooper, Inc. (DE) f/k/a Goung Hei Investment Co., Ltd., and its wholly-owned subsidiaries Morgan Cooper, Inc. (NY) and Tianjian Garments USA, Inc.. All significant intercompany transactions and balances have been eliminated in consolidation.

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

As shown in the accompanying financial statements, the Company has negative working capital and has incurred a material net loss for the nine months ended September 30, 2000. In addition, the Company has not generated material revenues through the second quarter of 2000 and is currently unable to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 11, the Private Placement Memorandum issued on March 15, 2000 was terminated on June 15, 2000. Management is continuing to seek out investors; during October and November 2000, the Company received proceeds from accredited investors totaling approximately $894,349. These proceeds were used to satisfy outstanding obligations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 5  -  INCOME TAXES:

The Company's total deferred tax liabilities, deferred tax assets and valuation allowance consists of the following at September
30, 2000:

    Total deferred tax liabilities     $     -
    Total deferred tax assets            592,674
    Total valuation allowance           (592,674)
                                       ---------
                                       $     -
                                       =========


NOTE 6  -  NOTES PAYABLE:

During 1999 and 2000, the Company issued $767,500 of 12% convertible promissory notes to prospective investors via a subscription agreement. The notes provide that the promissory notes are convertible into common stock at a price equal to 50% of the price at which such securities are issued in the offering. As of September 30, 2000, $705,000 of the total offering received of $767,500, was converted into common stock of the Company.

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

Also, during 1999, the Company entered into employment agreements with two key individuals. These agreements became effective January 3, 2000. The employment agreements are for a term of thirty-nine months and provide for aggregate annual salaries of $610,000. The agreements also provide for bonuses and stock option incentives based upon specified performance criteria.

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

In June, 2000, the Company entered into a consulting agreement with an individual to provide financial public relations services for a term of one year in exchange for 50,000 shares of stock and warrants to purchase up to 650,000 shares of stock with an exercise price of $3.50 per share and a three-year expiration.
As of the financial statement date, the stock and warrants have not been issued and the financial statements do not include any adjustment.

NOTE 9  -  LEASE COMMITMENTS:

During 1999, the Company entered a four year, three month sub-lease agreement for showroom space with monthly rent of $3,733 per month. On February 15, 2000, a two-year lease was entered into for space for a design studio with monthly rent of $2,000 per month. On April 1, 2000, a one-year, seven-month sub-lease agreement was entered into for office space with monthly rent of $6,000 per month. Rent expense including escalation charges for the nine months ended September 30, 2000 was $134,847.

At September 30, 2000, future minimum payments on the leases are as follows:

               Year
               ----
               2000         $  44,200
               2001           164,800
               2002            54,800
               2003            44,800
                              -------

                            $ 308,600
                            =========

NOTE 10  -  STOCK OPTIONS:

Under the terms of the Company's incentive Stock Option Plan, officers and certain other employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. As of September 30, 2000, the Company's stock options available are based on the performance goals of the Company as noted in key personnel employee agreements. At September 30, 2000, there were 1,750,000 options outstanding, 1,450,000 of which have been issued pursuant to the Company's Stock Option Plan. The remaining 300,000 options, exercisable for three years at $2.00, were issued in conjunction with private placement sales of common stock on July 17 and August 24, 2000.


NOTE 11  -  PRIVATE PLACEMENTS:

On March 15, 2000, the Company issued a Private Placement Memorandum offering up to 1,600,000 shares of common stock with an attached warrant open for three years to purchase a share of common stock for an offering price of $3.75 per share. As per the Private Placement memorandum, on June 15, 2000, ninety days after the initial offering, the placement terminated since no proceeds were received. On July 17 and August 24, 2000, the Company issued to accredited investors 500,000 and 333,334 shares, respectively, at $1.50 per share, in exchange for cash investments of $1,250,001.


NOTE 12  -  SUBSEQUENT EVENTS:

As discussed in Note 4, the Company has received proceeds from various accredited investors, during October and November 2000 in exchange for 596,233 shares of common stock and 596,233 non-dilutive warrants with an exercise price of $3.00 per share for a duration of three years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included in
Item 1 of this Form 10-QSB report.

     During the next twelve months, the Company plans to design, manufacture and distribute "better" women's sportswear under the Morgan Cooper brand to be distributed through specialty and "better" department stores, and also to produce private label goods for retailers such as J.C. Penny, Walmart, K-Mart, Sears and Target.

     Operating Subsidiary

     The Company has established a wholly-owned subsidiary called Tianjin Garment USA, Inc. ("Tianjin"). Tianjin commenced operations in January 2000. Tianjin will specialize in private label sales to five major accounts: Walmart, K-Mart, J.C. Penney, Target and Sears. Tianjin has hired a strong management team of Michael Russo and James Toth. In 1999, this management team designed and sold over $69,000,000 to the five accounts listed above. These individuals have consistently achieved similar sales figures for the past eleven years while working for other companies.

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


                                MORGAN COOPER, INC.


Date:  November 28, 2000        /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  November 28, 2000        /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  November 28, 2000        /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities end on the dates indicated.


Date:  November 28, 2000        /s/ Morgan Cooper
                                Morgan Cooper,
                                President, CEO and Director

Date:  November 28, 2000        /s/ Zarina Cooper,
                                Zarina Cooper,
                                Executive Vice President and
                                Director

Date:  November 28, 2000        /s/ Gary Kotler
                                Gary Kotler,
                                Chief Financial Officer